Form 10-Q
period 2015-09-30
CIFC Corp.
filed 2015-11-16
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

There were 25,323,973 shares of the registrant’s common stock outstanding as of November 2, 2015.

CIFC CORP.

CERTAIN DEFINITIONS
Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. as "CIFC," to CIFC and its subsidiaries as "we," "us," "our," "our company" or "the Company," to CIFC Asset Management LLC, one of our indirect wholly-owned subsidiaries, as "CIFCAM," to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as "DCM," to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as "CypressTree," and to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as "CNCIM," as well as certain other relying advisers (collectively, the "Advisers")
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this quarterly report on Form 10-Q (this "Quarterly Report"), and the information incorporated by reference into this Quarterly Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "projects," "will" and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Quarterly Report. We believe these factors include, but are not limited to, those described under the section entitled Item 1A—"Risk Factors" in this Quarterly Report on Form 10-Q, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov.

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

PART I. Financial Information

Item 1.    Condensed Consolidated Financial Statements and Notes (Unaudited)

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$31,083	$59,290
Restricted cash and cash equivalents	1,694	1,694
Due from brokers	63	1
Investments	84,911	38,699
Receivables	11,668	2,134
Prepaid and other assets	3,129	4,115
Deferred tax asset, net	48,179	55,475
Equipment and improvements, net	4,967	5,194
Intangible assets, net	8,641	15,074
Goodwill	76,000	76,000
Subtotal	270,335	257,676
Assets of Consolidated Entities:
Restricted cash and cash equivalents	230,430	935,416
Due from brokers	30,218	120,541
Investments	634,308	11,772,826
Receivables	4,395	40,994
Prepaid and other assets	184	20,682
Total assets of Consolidated Entities (1)	899,535	12,890,459
TOTAL ASSETS	$1,169,870	$13,148,135
LIABILITIES
Due to brokers	$2,692	$—
Accrued and other liabilities	15,841	15,584
Contingent liabilities	10,861	12,668
Long-term debt	120,000	120,000
Subtotal	149,394	148,252
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	108,532	391,291
Accrued and other liabilities	27	1,482
Interest payable	1,314	36,174
Long-term debt	720,391	12,049,034
Total Non-Recourse Liabilities of Consolidated Entities (1)	830,264	12,477,981
TOTAL LIABILITIES	979,658	12,626,233
EQUITY
Common stock, par value $0.001: 500,000,000 shares authorized, 25,515,805 issued and 25,350,788 outstanding as of September 30, 2015 and 25,323,417 issued and 25,192,973 outstanding as of December 31, 2014	25	25
Treasury stock, at cost: 165,017 shares as of September 30, 2015 and 130,444 shares as of December 31, 2014	(1,160)	(914)
Additional paid-in capital	992,952	988,904
Retained earnings (deficit)	(811,293)	(811,695)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	180,524	176,320
Noncontrolling interest in Consolidated Funds (Note 2)	9,688	210,818
Appropriated retained earnings (deficit) of Consolidated VIEs (Note 3)	—	134,764
TOTAL EQUITY	190,212	521,902
TOTAL LIABILITIES AND EQUITY	$1,169,870	$13,148,135

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(unaudited)

Included in the Company's Condensed Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs") (1). See Notes 2, 3 and 4.

	September 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$230,430	$929,401
Due from brokers	30,218	102,373
Investments	634,308	11,573,164
Receivables	4,395	40,235
Prepaid and other assets	184	—
Total assets of Consolidated VIEs	$899,535	$12,645,173
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$108,532	$372,956
Accrued and other liabilities	27	1,230
Interest payable	1,314	36,174
Long-term debt	720,391	12,049,034
Total Non-Recourse Liabilities of Consolidated VIEs	$830,264	$12,459,394
Explanatory Note:
________________________________

(1)
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

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$19,254	$1,037	$61,466	$4,027
Net interest income from investments	1,145	108	4,949	302
Total net revenues	20,399	1,145	66,415	4,329
Expenses
Employee compensation and benefits	7,513	7,680	23,547	22,224
Stock-based compensation	1,166	770	3,834	1,651
Professional services	2,912	3,166	6,634	4,918
General and administrative expenses	2,413	3,307	7,226	7,739
Depreciation and amortization	1,769	2,897	6,259	8,914
Impairment of intangible assets	461	—	1,203	—
Total expenses	16,234	17,820	48,703	45,446
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	(2,645)	414	1,045	2,942
Net gain (loss) on contingent liabilities	(502)	(416)	(1,792)	(2,174)
Corporate interest expense	(962)	(713)	(2,256)	(3,667)
Net gain on sale of management contract	—	—	—	229
Net other income (expense) and gain (loss)	(4,109)	(715)	(3,003)	(2,670)

Operating income (loss)	56	(17,390)	14,709	(43,787)

Net results of Consolidated Entities (Note 6)	1,755	(117,577)	7,365	(31,450)
Income (loss) before income taxes	1,811	(134,967)	22,074	(75,237)
Income tax (expense) benefit	(526)	(1,883)	(13,441)	(21,124)
Net income (loss)	1,285	(136,850)	8,633	(96,361)
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	184	137,784	(633)	103,974
Net income (loss) attributable to CIFC Corp.	$1,469	$934	$8,000	$7,613

Earnings (loss) per share (Note 12) —
Basic	$0.06	$0.04	$0.32	$0.34
Diluted	$0.06	$0.04	$0.30	$0.33
Weighted-average number of shares outstanding (Note 12)—
Basic	25,367,832	24,607,999	25,316,796	22,153,526
Diluted	26,464,883	26,070,692	26,493,549	23,368,861

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$1,285	$(136,850)	$8,633	$(96,361)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	1,285	(136,850)	8,633	(96,361)
Comprehensive (income) loss attributable to noncontrolling interest in Consolidated Entities	184	137,784	(633)	103,974
Comprehensive income (loss) attributable to CIFC Corp.	$1,469	$934	$8,000	$7,613

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Equity
(unaudited)

	CIFC CORP. Stockholders' Equity						Consolidated Entities (Note 2)
	Common Stock		Treasury Stock
	Shares Outstanding	Par Value	Amount	Additional paid-in capital	Retained earnings (deficit)	Total CIFC Corp. Stockholders' Equity	Noncontrolling Interests in Consolidated Funds	Appropriated retained earnings (deficit) of Consolidated VIEs	Total Stockholders' Equity
	(In thousands)
Balance—December 31, 2013	20,791	$21	$(914)	$963,011	$(810,858)	$151,260	$5,107	$151,386	$307,753
Net income (loss)	—	—	—	—	7,613	7,613	3,227	(107,201)	(96,361)
Exercise of warrants	99	—	—	128	—	128	—	—	128
Extension of warrants	—	—	—	200	—	200	—	—	200
Share-based compensation, net	25	—	—	1,651	—	1,651	—	—	1,651
Exercise of options	100	—	—	511	—	511	—	—	511
Conversion of Convertible Notes	4,132	4	—	22,248	—	22,252	—	—	22,252
Contribution from noncontrolling interests	—	—	—	—	—	—	80,798	—	80,798
Distributions to noncontrolling interests	—	—	—	—	—	—	(20,357)	—	(20,357)
Consolidation of Consolidated Entities	—	—	—	—	—	—	140,115	8,923	149,038
Deconsolidation of Consolidated Entities	—	—	—	—	—	—	(5,633)	—	(5,633)
Dividends declared ($0.30 per share)	—	—	—	—	(6,704)	(6,704)	—	—	(6,704)
Balance—September 30, 2014	25,147	$25	$(914)	$987,749	$(809,949)	$176,911	$203,257	$53,108	$433,276

Balance—December 31, 2014	25,193	$25	$(914)	$988,904	$(811,695)	$176,320	$210,818	$134,764	$521,902
Adoption of ASU 2015-02 (Note 3)	—	—	—	—	—	—	(204,393)	(127,877)	(332,270)
Adoption of ASU 2014-13 (Note 3)	—	—	—	—	—	—	—	(6,887)	(6,887)
Net income (loss)	—	—	—	—	8,000	8,000	633		8,633
Extension of warrants	—	—	—	350	—	350	—	—	350
Repurchases of common stock	(35)		(246)	—	—	(246)	—	—	(246)
Share-based compensation, net	168	—	—	3,570	—	3,570	—	—	3,570
Exercise of options	25	—	—	128	—	128	—	—	128
Contribution from noncontrolling interests	—	—	—	—	—	—	16,100	—	16,100
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,470)	—	(13,470)
Dividends declared ($0.30 per share)	—	—	—	—	(7,598)	(7,598)	—	—	(7,598)
Balance—September 30, 2015	25,351	$25	$(1,160)	$992,952	$(811,293)	$180,524	$9,688	$—	$190,212
   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) (1)	$8,633	$(96,361)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	67	933
Share-based compensation	3,834	1,651
Net (gain) loss on investments and contingent liabilities / other (gain) loss	747	(768)
Depreciation and amortization	6,259	8,914
Impairment of intangible assets	1,203	—
Deferred income tax expense (benefit)	7,296	6,791
Excess tax benefits from share-based payment arrangements	(7)	(158)
Net gain on the sale of management contract	—	(229)
Consolidated Entities:
Net (gain) loss on investments	529	114,293
Net (gain) loss on liabilities	(8,512)	141,711
Net other (gain) loss	(2,970)	(1,966)
Changes in operating assets and liabilities:
Due from brokers	(62)	12,833
Receivables	(5,253)	(5,902)
Prepaid and other assets	991	1,200
Due to brokers	2,692	(3,039)
Accrued and other liabilities	(11)	4,472
Change in restricted cash and cash equivalents	—	7
Consolidated Entities:
Due from brokers	(15,264)	(22,549)
Purchase of investments	(809,811)	(6,865,607)
Sales of investments	336,749	5,576,649
Receivables	(4,137)	2,683
Due to brokers	100,650	(43,336)
Accrued and other liabilities	(114)	5,369
Interest payable	894	11,669
Net cash provided by (used in) operating activities	(375,597)	(1,150,740)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of management contracts	—	229
Purchases of investments	(66,256)	(18,151)
Sales of investments	72,662	20,477
Purchases of equipment and improvements	(802)	(815)
Consolidated Entities:
Change in restricted cash and cash equivalents	(210,905)	(60,885)
Net cash provided by (used in) investing activities	(205,301)	(59,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(246)	—
Payments of stock and debt issuance cost	(75)	—
Dividends paid	(7,598)	(6,704)
Proceeds from extension of warrants	350	200
Proceeds from the exercise of options	121	483
Payments for tax from the net delivery of restricted stock units	(265)	—
Deferred purchase payments and payments on contingent liabilities	(3,599)	(5,890)
Excess tax benefits from share-based payment arrangements	7	158
Consolidated Entities:
Contributions from noncontrolling interests	16,100	80,798
Distributions to noncontrolling interests	(13,470)	(20,357)
Proceeds from issuance of long-term debt	569,753	3,925,359
Payments made on long-term debt	(8,387)	(2,764,516)
Net cash provided by (used in) financing activities	552,691	1,209,531
Net increase (decrease) in cash and cash equivalents	(28,207)	(354)
Cash and cash equivalents at beginning of period	59,290	25,497
Cash and cash equivalents at end of period	$31,083	$25,143

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$1,879	$2,785
Cash paid for income taxes	$9,400	$17,125
Consolidated Entities:
Cash paid for interest	$5,257	$111,511

Non-cash disclosures:
Consolidated Entities:
Consolidation of net assets	$—	$160,074
Deconsolidation of net assets	$(22,578)	$(984)
Non-cash settlement of interest receivables with increases in principal	$89	$1,464

Explanatory Note:
________________________________

(1)	The first half of 2015 was restated to reflect the retroactive application of adopting new accounting guidances related to consolidations (see Note 3).

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1—Organization and Business
Organization—CIFC is a Delaware corporation headquartered in New York City. The Company is a private debt manager specializing in secured U.S. corporate loan strategies. The Company's primary business is to provide investment management services for investment products. The Company manages assets for various types of investors, including pension funds, hedge funds, other asset management firms, banks, insurance companies and other types of institutional investors across the world.
Fee Earning Assets Under Management (“Fee Earning AUM” or “AUM”) refers to principal balance, net asset value or value of the assets managed by CIFC on which the Company earns management and/or incentive fees. The Company's AUM is primarily comprised of Collateralized Loan Obligations ("CLOs"). In addition, the Company manages credit funds, separately managed accounts ("SMAs"), and other-loan based products (together, with credit funds and SMAs, "Non-CLO products"). The Company manages these credit products through opportunistic investment strategies where the Company seeks to generate both current income and capital appreciation, primarily through senior secured corporate loan (“SSCLs”) investments and, to a lesser extent, other investments. The Company also manages Collateralized Debt Obligations (“CDOs”), which CIFC does not expect to manage in the future.

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

As of September 30, 2015, DFR Holdings LLC ("DFR Holdings"), on a fully-diluted basis, owned approximately 70% of CIFC's common stock.

The Company has previously announced that its board of directors has approved a reorganization plan to convert CIFC’s top-level form of organization from a corporation to a limited liability company that would be taxed as a partnership for U.S. federal income tax purposes.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Management believes that estimates utilized in the preparation of the Condensed Consolidated Financial Statements are prudent and reasonable. Actual results could differ from those estimates and such differences could be material. These interim unaudited Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report").

In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

In addition, certain prior year amounts on the Condensed Consolidated Financial Statements and the related notes have been re-presented to conform to current period presentation and provide additional details. These items include Employee compensation and benefits, Stock-based compensation, and General and administrative expenses on the Condensed Consolidated Statement of Operations as well as Contributions from and Distributions to noncontrolling interests on the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Equity.

Principles of Consolidation—The Condensed Consolidated Financial Statements include the financial statements of CIFC and its wholly-owned subsidiaries, the entities in which the Company has a controlling interest ("Consolidated Funds") and variable

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

interest entities ("VIEs" or "Consolidated VIEs") for which the Company is deemed to be the primary beneficiary (together with Consolidated Funds, the "Consolidated Entities"). The Company early adopted the amendments of Accounting Standard Update "ASU" 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02") (see Note 3).

All intercompany balances and transactions have been eliminated upon consolidation. This consolidation, particularly with respect to the Consolidated Entities, significantly impacts the Company's Condensed Consolidated Financial Statements.

Consolidated Entities—Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs. As of September 30, 2015 and December 31, 2014, the Company held $59.4 million and $62.6 million, respectively, of investments in its Consolidated Entities.

Consolidated VOEs—The Company consolidates entities in which the Company has a controlling voting interest. As of September 30, 2015, the Company did not consolidate any entities under the voting interest model. As of December 31, 2014, the Company had consolidated the Tactical Income Fund and the Senior Secured Corporate Loan Fund under this model. Effective January 1, 2015, pursuant to the adoption of ASU 2015-02, our consolidation assessment changed. See below & Note 3.

Consolidated VIEs—The Company also consolidates variable interest entities in which it is deemed the primary beneficiary. These Consolidated VIEs generally include certain CLOs (collectively, the "Consolidated CLOs"), warehouses, loan investment products, and other similar legal entities (see Note 3 for further details).

Tactical Income Fund—The Company invests in and manages an open ended credit fund that invests primarily in second-lien loans (the "Tactical Income Fund"). Under the new rules, limited partnerships where investors lack the right to remove the general partners, are deemed VIEs. The Company is deemed the primary beneficiary as it cannot be removed as the investment manager and has a significant financial interest in the fund. As of September 30, 2015 and December 31, 2014, the Company held an investment of $14.3 million and $11.0 million, respectively, and the limited partners held a $9.7 million and $6.5 million investment, respectively. Limited partners' interests were reported in "Noncontrolling interest in Consolidated Funds" on the Condensed Consolidated Balance Sheet.

Consolidated CLOs and Other—As of September 30, 2015, the Company consolidated 2 CLOs and 1 other investment product and as of December 31, 2014, the Company consolidated 31 CLOs. See Note 4. The adoption of ASU 2015-02, resulted in the deconsolidation of 30 CLOs as of January 1, 2015.

Warehouses—From time to time, the Company will create special purpose vehicles ("SPVs") to warehouse SSCLs in advance of sponsoring new CLOs or other funds. The Company may contribute equity to the new SPVs which are typically levered three to five times depending on the terms agreed to with the warehousing counterparties. When the related CLO or fund is sponsored, typically around three to nine months later, the warehouse is “terminated,” with it concurrently repaying the related financing and returning to the Company its equity contribution, net of gains and losses, if any. Since the launch of the Warehouse Fund (see below), most of the Company's direct investments in warehouses it manages have been limited.

During the nine months ended September 30, 2015, the Company consolidated and deconsolidated two warehouse(s). During the nine months ended September 30, 2014, the Company consolidated seven warehouse(s) and deconsolidated four warehouse(s). As of September 30, 2015, the Company did not consolidate any warehouse(s).

Unconsolidated VOEs—Warehouse Fund—In December 2014, the Company launched a closed-end structured credit fund that invests primarily in equity interests of warehouses managed by CIFC (the "Warehouse Fund"). As of September 30, 2015 and December 31, 2014, the carrying value of the Company's investment, as the general partner of the fund, was $13.8 million and $10.6 million, respectively.

Co-Investment Fund—During 2013, the Company launched a closed-end structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). As of September 30, 2015 and December 31, 2014, the carrying value of the Company's investment, as the general partner of the fund, was $15.5 million and $16.6 million, respectively.

The limited partners of both the Warehouse Fund and the Co-Investment Fund may remove the general partner's presumption of control, and as such, the Company did not consolidate these funds. The adoption of ASU 2015-02, did not change our consolidation

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

conclusion. The Company's investment in these funds was recorded in "Investments" on the Company's Condensed Consolidated Balance Sheets.

Unconsolidated VIEs—Senior Secured Corporate Loan Fund—The Company invests in and manages an open ended credit fund that invests in U.S. performing senior secured corporate loans (the "Senior Secured Corporate Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. Pursuant to the adoption of ASU 2015-02, the Company deconsolidated this fund on a modified retroactive basis (or as of January 1, 2015). Under the new rules, limited partnerships where investors lack the right to remove the general partners, are deemed VIEs. The Company is not deemed the primary beneficiary because it does not have a significant financial interest in the fund. As of September 30, 2015, the Company held an investment of $5.4 million in the fund which was reported in "Investments" on the Condensed Consolidated Balance Sheet. As of December 31, 2014, the Company held an investment of $5.2 million and the limited partners held an investment of $204.5 million. Limited partners' interests were reported in "Noncontrolling interest in Consolidated Funds" on the Condensed Consolidated Balance Sheet.

As of September 30, 2015, the Company had variable interests in 30 CLO, 8 CDOs, and 2 other-loan based products ( including the Senior Secured Corporate Loan Fund), which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the Unconsolidated VIEs. As of December 31, 2014, the Company's unconsolidated VIEs included 1 CLO, 8 CDOs and 4 other-loan based products. The adoption of ASU 2015-02, resulted in the deconsolidation of 30 CLOs as of January 1, 2015.

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, management fee receivables and future management fees collectible by the Company. As of September 30, 2015, the Company invested $38.3 million in Unconsolidated VIEs and the Company's management fee receivables were $5.2 million. As of December 31, 2014, the Company had no investments in its Unconsolidated VIEs and the Company's management fee receivables was $0.3 million.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of September 30, 2015, the Company's significant accounting policies, which are detailed in the Company's 2014 Annual Report, have not materially changed, except as noted:

Consolidation—VIEs—In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02. The amendments changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. As of September 30, 2015, the Company elected to early adopt this guidance on a modified retroactive basis (as of January 1, 2015) (see below).

Under the consolidation guidelines, the Company evaluates whether (a) it holds a variable interest in an entity, (b) the entity is a variable interest entity ("VIE") and (c) the Company is the primary beneficiary ("PB") of the VIE. An entity is a VIE if it meets any of the following criteria: total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support; holders of equity investment at risk (as a group) lack the power to direct the activities of the entity that significantly impact economic performance or the obligation to absorb losses or right to receive residual returns of the entity; and voting rights of some investors are disproportionate to their obligation to absorb losses/receive returns and substantially all of the activities are on behalf of the investor with disproportionately few voting rights. Further a reporting entity is deemed to be the PB if (i) it has the power to direct the activities of the entity that most significantly impact the economic performance ("power criteria") and (ii) it holds a controlling financial interest ("economic criteria"). Generally, the Company determines whether it is the PB of a VIE through a qualitative assessment; however, when deemed necessary, a quantitative assessment may also be performed. This consolidation assessment is performed upon inception of the relationship and reconsidered on an ongoing basis.

Prior to the adoption of ASU 2015-02, incentive or performance fees received by the Company for its investment management services were considered variable interests. Pursuant to the adoption of ASU 2015-02, incentive or performance fees that are customary and commensurate of the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered variable interests. As such, certain CLOs, CDOs and warehouses where the Company held direct interests or indirect interests through related parties, were considered variable interests and a consolidation analysis was performed. Further CLOs, CDOs and warehouses generally meet the VIE criteria as they have minimal equity at risk.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

For CLOs, the Company's investment management services meet the power criteria of the PB consideration. In certain cases, when it was determined that the Company's investment in the CLO was significant, the Company met the economic criteria and consolidated the CLO. To determine significance, the Company evaluated its right to receive and obligation to absorb the VIE's expected future gains and losses. The expected future gains and losses of the VIE is determined based on an internally developed discounted cash flows model that utilizes both observable and unobservable inputs. Significant inputs to the models include the structure of the VIE and estimates related to loan default rates, recovery rates, projected call dates, prepayment rates and discount rates. As of September 30, 2015 and January 1, 2015 (adoption date), the Company consolidated 2 and 1 CLO(s), respectively, for which it was deemed to be the PB. For warehouses, where the Company's investment management services meet the power criteria and where the Company contributes significant equity to a warehouse, the Company may meet both the power and economic criterion and consolidate the warehouse. As of September 30, 2015 and January 1, 2015 (adoption date), the Company did not consolidate any warehouses. However, during the nine months ended September 30, 2015, the Company did consolidate a warehouse which was opened and closed during the reporting period.

Upon adoption of the new consolidation rules, the granting of substantive kick-out rights is a key consideration in determining whether a limited partnership, or similar entity, is a VIE and whether or not that entity should be consolidated. Consequently, the adoption of ASU 2015-02, resulted in the deconsolidation of the Senior Secured Corporate Loan fund (see Note 2).

Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities under the voting interest model (see below). Performance of these consolidation assessments requires the exercise of judgment.

Consolidation—VOE—The Company consolidates all entities that it controls through a majority voting interest (or "VOE").

Financial Instruments held by Consolidated VIEs—Prior to the adoption of ASU 2014-13 (as defined below), the Company elected the fair value option for the consolidated assets and liabilities of the CLOs and warehouses. Accordingly, the measurement difference between the fair value of the financial assets and the fair value of the financial liabilities resulted in net gains (losses) that were reported in the Company's consolidated operating results.

Upon adoption of ASU 2014-13, the Company has elected to use the measurement alternative for measuring financial assets and financial liabilities of the Company's CLOs and warehouses. The Company determined that financial assets of its CLOs and warehouses are generally more observable. The assets underlying the Company's managed CLOs and warehouses are SSCLs which are generally exchanged on an active over-the-counter system where multiple broker quotes can be obtained on the date of valuation. The CLO debt market is also actively traded; however, quotations are on a limited scale in comparison to the financial assets. Further, there is no active market for warehouse debt. As a result, the financial assets of the consolidated CLOs and warehouses are measured at fair value and the financial liabilities are measured in consolidation as: (1) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company). ASU 2014-13 was applied on a modified retroactive basis (as of January 1, 2015) (see below).

Under the measurement alternative, the Company’s Condensed Consolidated Statement of Operations reflects the Company’s economic interests in the consolidated CLOs and warehouses including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for its investment management services.

Fair Value Option—The Company has elected the fair value option for the financial assets and the financial liabilities of the Consolidated Entities in connection with the initial adoption of the VIE consolidation guidance. Prior to the adoption of ASU 2014-13, the measurement difference between the fair value of the financial assets and the fair value of the financial liabilities resulted in net gains (losses) that were reported in the Company's consolidated operating results. Unrealized appreciation or depreciation and realized gains and losses on assets and liabilities of Consolidated VIEs are recorded in the Consolidated Statements of Operations within "Net results of Consolidated Entities" with a corresponding adjustment to "Net (income) loss attributable to noncontrolling interest in the Consolidated Entities." The adoption of the new measurement guidance eliminates the non-economic measurement differences and the associated income volatility.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Revenue Recognition—Net Interest Income from Investments—For the CLOs and warehouses that the Company does not consolidate, interest income is recognized using the effective interest method and reported in "Net interest income from investments" on the Condensed Consolidated Statement of Operations. Interest income on consolidated CLOs/warehouses is reported on the Condensed Consolidated Statements of Operations in "Net results of Consolidated Entities—Investment income" (Note 6).

Recent Accounting Updates

Adopted Guidance:

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). Under the guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, entities must provide additional disclosures for investments for which they elect to use the NAV practical expedient to determine fair value. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early adoption is permitted. The ASU should be applied retrospectively to all periods presented. The Company has elected to early adopt ASU 2015-07 and excluded from the fair value hierarchy table investments in its unconsolidated credit funds that are measured at NAV as a practical expedient (Note 5)

In February 2015, the FASB issued ASU 2015-02. The guidance amends the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VOEs, (ii) eliminated the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. The standard is effective for the Company beginning on January 1, 2016, however, early adoption is allowed. The Company has elected to early adopt ASU 2015-02 on a modified retroactive basis. Upon adoption as of January 1, 2015, the Company deconsolidated 30 CLOs and the Senior Secured Corporate Loan Fund from its Condensed Consolidated Financial Statements. As of January 1, 2015, the Company made non-cash adjustments to write-off Consolidated Entities' assets of $12.6 billion and Consolidated Entities' liabilities of $12.3 billion. This resulted in cumulative effect adjustment of $127.9 million to beginning Appropriated retained earnings and $204.4 million to beginning Noncontrolling interest. The Company's investment in unconsolidated CLOs and the Senior Secured Corporate Loan fund have been reported in "Investments" on the Condensed Consolidated Balance Sheet as of September 30, 2015. The Condensed Consolidated Statement of Operations will reflect the impact of this adoption as of January 1, 2015.
In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-13”) which provides guidance on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity (“CFE”), such as CLOs and warehouses. Entities may make an election to measure the CFE on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is deemed more observable. This will eliminate the non-economic measurement differences between financial assets and financial liabilities and the associated income volatility. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. The adoption can be applied on a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption or retrospectively to all relevant prior periods. In conjunction with the adoption of ASU 2015-02 (see above and Note 2), the Company has also elected to early adopt ASU 2014-13 on a modified retroactive basis. As of September 30, 2015, ASU 2014-13 was applied to the consolidated CLOs (Note 2). This resulted in a cumulative effect adjustment of $6.9 million to beginning Appropriated retained earnings.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Guidance not yet adopted:

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date. The ASU amends the effective date of ASU 2014-09 for all entities by one year. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue and also requires additional disclosures. With the issuance of ASU 2014-15 the new effective date for the Company is beginning January 1, 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of this ASU on its Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company is currently evaluating the impact that this ASU on its Condensed Consolidated Financial Statements.

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

The following table summarizes the Company's total maximum exposure to loss on these Consolidated VIEs, as follows (1):

	September 30, 2015	December 31, 2014
	(In thousands)
Maximum exposure to loss:
Investments and beneficial interests (2)	$59,916	$46,651
Receivables	203	4,200
Total maximum exposure to loss	$60,119	$50,851

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss excludes future management fees on the Consolidated VIEs, which are not included in the table.

(2)	Investments made in our consolidated VIEs are eliminated in consolidation.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Note 5—Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Hierarchy—The following table summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and level:

	September 30, 2015					December 31, 2014
	Level 1	Level 2	Level 3	NAV	Estimated Fair Value	Level 1	Level 2	Level 3	NAV	Estimated Fair Value
	(In thousands)					(In thousands)
Assets
Investments:
Credit Funds (1)	n/a	n/a	n/a	$34,668	$34,668	n/a	n/a	n/a	$27,169	$27,169
Loans	—	—	—	—	—	—	2,959	967	—	3,926
Structured products & other	—	2,877	47,366	—	50,243	—	—	7,604	—	7,604
Subtotal	—	2,877	47,366	34,668	84,911	—	2,959	8,571	27,169	38,699
Consolidated Entities:
Loans (2)	—	508,178	124,677	—	632,855	—	9,184,488	2,517,887	—	11,702,375
Corporate bonds	—	—	—	—	—	—	—	478	—	478
Structured products & other	—	155	1,298	—	1,453	—	—	69,973	—	69,973
Total Consolidated Entities	—	508,333	125,975	—	634,308	—	9,184,488	2,588,338	—	11,772,826
Total Assets	$—	$511,210	$173,341	$34,668	$719,219	$—	$9,187,447	$2,596,909	$27,169	$11,811,525
Liabilities
Contingent liabilities	$—	$—	$10,861	$—	$10,861	$—	$—	$12,668	$—	$12,668
Consolidated Entities:
Long-term debt (2)	—	—	—	—	—	—	—	12,049,034	—	12,049,034
Total Consolidated Entities	—	—	—	—	—	—	—	12,049,034	—	12,049,034
Total Liabilities	$—	$—	$10,861	$—	$10,861	$—	$—	$12,061,702	$—	$12,061,702

Explanatory Note:
______________________________

(1)	Pursuant to ASU 2015-07, disclosure in the fair value hierarchy of assets measured at NAV as a practical expedient is no longer required.

(2)
From time to time, the Company may invest in the residual equity of the CLOs it sponsors and invest in warehouses it issues. For all assets and liabilities of the Consolidated Entities, the Company elected the fair value option. As of September 30, 2015 and December 31, 2014, the total aggregate unpaid principal balance of loans was $0.7 billion and $12.0 billion, respectively, and total contractual principal amounts on long-term debt was $0.8 billion and $12.8 billion, respectively. As of September 30, 2015, Long-term debt of the Consolidated VIEs is no longer measured using a third-party pricing service due to the adoption of ASU 2014-13 (Note 3).

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

	Level 3 Financial Assets
	For the Three Months Ended September 30, 2015
	Investments			Investment Assets of Consolidated Entities
	Loans	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period (1)	$1,996	$43,439	$45,435	$73,151	$—	$3,494	$76,645
Transfers into Level 3 (2)	—	—	—	4,717	—	—	4,717
Transfers out of Level 3 (3)	—	—	—	(15,930)	—	—	(15,930)
Net realized/unrealized gains (losses)	4	(2,459)	(2,455)	(726)	—	(209)	(935)
Purchases	—	11,870	11,870	85,147	—	—	85,147
Sales	(2,000)	(5,484)	(7,484)	(20,400)	—	(1,987)	(22,387)
Settlements	—	—	—	(1,282)	—	—	(1,282)
Estimated fair value, end of period	$—	$47,366	$47,366	$124,677	$—	$1,298	$125,975
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$—	$(3,806)	$(3,806)	$(370)	$—	$(69)	$(439)

	For the Nine Months Ended September 30, 2015
	Investments			Investment Assets of Consolidated Entities
	Loans	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$967	$7,604	$8,571	$2,517,887	$478	$69,973	$2,588,338
Transfers into Level 3 (2)	—	—	—	11,237	—	—	11,237
Transfers out of Level 3 (3)	—	—	—	(21,758)	—	(1,803)	(23,561)
Transfers out due to deconsolidation (1)	—	—	—	(2,476,625)	(478)	(67,383)	(2,544,486)
Net realized/unrealized gains (losses)	33	(2,212)	(2,179)	(1,352)	—	(2)	(1,354)
Purchases (1)	2,971	76,192	79,163	201,860	—	3,742	205,602
Sales (1)	(3,971)	(34,218)	(38,189)	(91,240)	—	(3,229)	(94,469)
Settlements (1)	—	—	—	(15,332)	—	—	(15,332)
Estimated fair value, end of period	$—	$47,366	$47,366	$124,677	$—	$1,298	$125,975
Change in unrealized gains (losses) for the period for the assets held as of the end of the period		$(4,028)	$(4,028)	$(369)	$—	$(21)	$(390)

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

	Level 3 Financial Assets
	For the Three Months Ended September 30, 2014
	Investments				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$1,008	$17,082	$5,065	$23,155	$1,852,974	$6,210	$86,153	$1,945,337
Transfers into Level 3 (2)	—	—	—	—	457,528	—	—	457,528
Transfers out of Level 3 (3)	—	—	—	—	(341,431)	—	(8,322)	(349,753)
Net realized/unrealized gains (losses)	(15)	209	(23)	171	(3,547)	(148)	3,936	241
Purchases	—	—	1,832	1,832	915,677	—	435	916,112
Sales	—	—	—	—	(264,421)	(5,255)	(2,240)	(271,916)
Settlements	—	—	—	—	(105,176)	—	(9,170)	(114,346)
Estimated fair value, end of period	$993	$17,291	$6,874	$25,158	$2,511,604	$807	$70,792	$2,583,203
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(15)	$209	$(23)	$171	$(5,385)	$(206)	$(50)	$(5,641)

	For the Nine Months Ended September 30, 2014
	Investments				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$510	$—	$—	$510	$1,706,290	$16,220	$93,516	$1,816,026
Transfers into Level 3 (2)	—	—	—	—	1,410,158	—	—	1,410,158
Transfers out of Level 3 (3)	—	—	—	—	(1,492,244)	—	(8,322)	(1,500,566)
Transfers in due to consolidation or acquisition	1,008	15,964	—	16,972	33,283	314	6,256	39,853
Transfers between classes	(510)	—	—	(510)	2,021	—	—	2,021
Net realized/unrealized gains (losses)	(15)	1,317	(44)	1,258	(31,483)	369	11,533	(19,581)
Purchases	—	10	6,918	6,928	1,966,501	—	1,910	1,968,411
Sales	—	—	—	—	(577,880)	(16,096)	(18,469)	(612,445)
Settlements	—	—	—	—	(505,042)	—	(15,632)	(520,674)
Estimated fair value, end of period	$993	$17,291	$6,874	$25,158	$2,511,604	$807	$70,792	$2,583,203
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(15)	$1,317	$(44)	$1,258	$(14,895)	$(11)	$2,115	$(12,791)

Explanatory Notes:
______________________________

(1)
The adoption of ASU 2015-02 was applied on a modified retrospective basis. Beginning balances for the three months ended September 30, 2015 reflect the deconsolidation of CLOs as of January 1, 2015. Purchases, sales and settlements for the nine months ended September 30, 2015, also reflect the deconsolidation.

(2)
Transfers in represent loans currently valued by a third-party pricing service using composite prices determined using less than two quotes, an internally developed pricing model or broker quotes and that were previously marked by a third-party pricing service using composite prices determined from two or more quotes.

(3)
Transfers out represent loans previously valued by an internally developed pricing model, broker quotes, or a third-party pricing service using composite prices determined using less than two quotes and are now being marked by a third-party pricing service using composite prices determined from two or more quotes.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

	Level 3 Financial Liabilities
	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period (1)	$11,054	$—	$11,054	$14,450	$11,480,641	$11,495,091
Sale of investments in Consolidated CLOs (2)	—	—	—	—	27,403	27,403
Net realized/unrealized (gains) losses	502	—	502	416	62,313	62,729
Purchases	—	—	—	—	40,900	40,900
Issuances	—	—	—	—	1,557,934	1,557,934
Settlements (3)	(695)	—	(695)	(1,621)	(1,132,803)	(1,134,424)
Estimated fair value, end of period	$10,861	$—	$10,861	$13,245	$12,036,388	$12,049,633
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$(502)	$—	$(502)	$(416)	$(7,441)	$(7,857)

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$12,668	$12,049,034	$12,061,702	$16,961	$10,484,975	$10,501,936
Sale of investments in Consolidated CLOs (2)	—	—	—	—	89,850	89,850
Transfer in due to consolidation	—	—	—	—	247,303	247,303
Transfer out due to deconsolidation or sale (1)(4)	—	(12,049,034)	(12,049,034)	—	—	—
Net realized/unrealized (gains) losses	1,792	—	1,792	2,174	148,329	150,503
Purchases	—	—	—	—	65,567	65,567
Issuances	—	—	—	—	4,016,389	4,016,389
Settlements (3)	(3,599)	—	(3,599)	(5,890)	(3,016,025)	(3,021,915)
Estimated fair value, end of period	$10,861	$—	$10,861	$13,245	$12,036,388	$12,049,633
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$(1,792)	$—	$(1,792)	$(2,174)	$39,898	$37,724

Explanatory Notes:
__________________________

(1)	The adoption of ASU 2015-02 was applied on a modified retrospective basis. Beginning balances for the three months ended September 30, 2015 reflect the deconsolidation of CLOs as of January 1, 2015.

(2)
Represents the Company's sales of its residual interests in the Consolidated CLOs. The sale removes the requirement to consolidate the CLOs, therefore, debt and/or subordinated notes of the CLOs are no longer eliminated in consolidation.

(3)	For Contingent Liabilities, amount represents payments made related to the contingent liabilities from the Merger (as defined and described in the Company's 2014 Annual Report) with Legacy CIFC.

(4)
Transfers out due to adoption of ASU 2014-13. Pursuant to the adoption, the Liabilities of the consolidated CLOs have been remeasured in accordance with the ASU. (See Note 3 for details). As the guidance was adopted as of January 1, 2015, there are no transfers for the three months ended September 30, 2015.

Fair Value Methodologies of Financial Instruments

The following is a description of the Company's valuation methodologies for financial instruments measured at fair value by class as required by ASC Topic 820, including the general classification of such instruments pursuant to the valuation hierarchy.

Credit Funds—Amounts include the Company's investment in unconsolidated credit funds where the Company co-invests with third-party investors. The fair value of investments in credit funds are generally determined based on the Company's proportionate share of the Net Asset Value ("NAV") of the fund. Investors in the Company’s open-ended credit funds may redeem their interests, at any time, within 30 days after notice. Investors in the Company’s closed-end credit funds cannot redeem until expiration of the fund. The Company has no unfunded commitments in its open-ended and closed-end credit funds. Pursuant to the early adoption of ASU 2015-07, the Company's investments in credit funds have been excluded from the fair value hierarchy table. See Note 3.

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

Corporate Bonds—Corporate bonds are generally valued via a third-party pricing service.  The inputs to the valuation include recent trades, discount rates and forward yield curves. Although the valuation model inputs used by third-party pricing services are generally obtained from active markets and are observable, third-party pricing services do not provide sufficient visibility into their pricing models. When a value is unavailable, the Company uses an internally developed discounted cash flow model that includes unobservable market inputs or broker quotes.  Accordingly corporate bonds are classified as Level 3 within the fair value hierarchy.

Structured Products & Other—Structured Products and Other primarily represents the fair value of investments in CIFC and third-party managed CLOs and warehouses. These assets are generally valued via a third-party pricing service. The inputs to the valuation include recent trade information, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing service's valuation model are generally obtained from active markets, the third-party pricing service does not provide a detailed analysis for each security valued. The Company performs certain procedures on a sample basis to determine that prices approximate fair market value. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default, recovery and discount rates. Accordingly these assets are classified as Level 3 within the fair value hierarchy. The adoption of ASU 2015-02, resulted in the deconsolidation of 30 CLOs and the Senior Secured Corporate Loan fund on a modified retrospective basis (as of January 1, 2015). As of September 30, 2015, the Company consolidated 2 CLOs, and 2 other-loan based products.

In addition, included in Structured Products and Other are (i) equity securities not listed for trading on a national exchange ("Non-listed Equity Securities") received on certain loan restructurings within our portfolio and (ii) on occasion, warehouse total return swaps ("TRS", Note 7). Similar to the fair value of loans, Non-listed Equity Securities are valued using a third-party pricing service. When the fair value of a Non-listed Equity Security is determined using two or more quotes, it is classified as Level 2 within the fair value hierarchy, and when the fair value is determined using less than two quotes, it is classified as Level 3 within the fair value hierarchy. The fair value of a warehouse TRS is calculated as the sum of (i) the change in fair value of the reference obligations (SSCLs are valued at a composite of the mid-point in the bid-ask spread of broker quotes) since they became reference obligations, (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The warehouse TRS values are classified as Level 2 within the fair value hierarchy.

 Contingent Liabilities—The fair value of contingent liabilities is based on a discounted cash flow model. The model is based on projections of the relevant future management fee cash flows and utilizes both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation model include the structure of the underlying CLO and estimates related to loan default, recovery and discount rates.  Contingent liabilities are classified as Level 3 within the fair value hierarchy.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

 Long-Term Debt of the Consolidated CLOs & Warehouses—Long-term debt of the Consolidated CLOs and warehouses consists of debt and subordinated notes of the Consolidated CLOs or warehouses. Prior to the adoption of ASU 2014-13 the fair value of the debt and subordinated notes of the Consolidated CLOs or warehouses were valued via a third-party pricing service. The inputs to the valuation included recent trade information, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing service's valuation model were generally obtained from active markets, the third-party pricing service does not provide a detailed analysis for each security valued. The Company performed certain procedures on a sample basis to determine that prices approximated fair market value. When a value from a third-party pricing service was unavailable, the value was based on an internally developed discounted cash flow model which included unobservable market inputs or by broker quote.  Inputs to the internally developed model included the structure of the product being valued, estimates related to loan default, recovery and discount rates. Accordingly, the fair value of the debt and subordinated notes of the Consolidated CLOs or Warehouses were classified as Level 3 within the fair value hierarchy.

Pursuant to the adoption ASU 2014-13, the fair value of the financial liabilities are measured as: (1) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services (Note 3).

Quantitative Information about Level 3 Assets & Liabilities

The disclosure provided below provides quantitative information about the significant unobservable inputs used in the valuation of the contingent liabilities of Legacy CLOs (see Note 9).

	September 30, 2015			September 30, 2015	December 31, 2014	Impact of Increase in Input on Fair Value Measurement (1)
Financial Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range	Range
Contingent Liabilities	$10,861	Discounted cash flows	Discount rate (2)	5.8%-12.5%	1.2%-12.5%	Decrease
			Default rate (3)	2.0%	2.0%	Decrease
			Recovery rate (3)	70%	70%	Increase
			Pre-payment rate (3)	40%	35-40%	Decrease
			Reinvestment spread of assets above LIBOR	3.0-3.8%	3.0-3.8%	Increase
			Reinvestment price of assets	100.0	100.0	Increase

Explanatory Notes:
____________________________

(1)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

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

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Junior Subordinated Notes (1)	$120,000	$56,752	$120,000	$57,314

Explanatory Note:
________________________________

(1)
The Junior Subordinated Notes include both the March and October Junior Subordinated Notes (Note 10). The estimated fair values of the Junior Subordinated Notes were determined using a discounted cash flow model which utilizes significant unobservable inputs, including discount rates, yield and forward LIBOR curve assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

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

Investments of the Consolidated Entities are diversified over multiple industries. In addition, applicable agreements governing CLOs and warehouses outline industry concentration limits. Management does not believe the Company has any significant concentration risks.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Note 6—Net Results of Consolidated Entities

Pursuant to the adoption of ASU 2015-02 (Note 3), the Company deconsolidated 30 CLOs and the Senior Secured Corporate Loan Fund from its Condensed Consolidated Financial Statements on January 1, 2015. The following table is a summary of the components of "Net results of Consolidated Entities":

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Investment income	$4,143	$128,397	$9,934	$377,543
Interest expense	(1,587)	(46,383)	(3,254)	(123,256)
Net investment income	2,556	82,014	6,680	254,287
Net gain (loss) on investments	(4,642)	(124,239)	(529)	(114,293)
Net gain (loss) on liabilities	11,178	(59,010)	8,512	(141,711)
Net gain (loss) on other investments and derivatives	1,228	(355)	2,970	1,966
Net gain (loss) from activities of Consolidated Entities	$10,320	$(101,590)	$17,633	$249
Expenses of Consolidated Entities	(8,565)	(15,987)	(10,268)	(31,699)
Net Results of Consolidated Entities	$1,755	$(117,577)	$7,365	$(31,450)

Note 7—Derivative Instruments and Hedging Activities

Total Return Swap—During the nine months ended September 30, 2015, the Company, through a warehouse SPV, entered into a TRS agreement with a third-party bank, in lieu of financing. Under the TRS, the Company received the income on the reference obligations (including gains on terminated reference obligations) and paid the counterparty an amount equal to three month LIBOR plus a margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. The Company also consolidated this warehouse SPV as it was a VIE in which the Company was deemed the primary beneficiary (Note 2). The adoption of ASU 2015-02 did not change our consolidation assessment. During the nine months ended September 30, 2015, the warehouse agreement was terminated in conjunction with the issuance of a CLO. During the nine months ended September 30, 2014, the Company, through a warehouse SPV, entered into a separate TRS agreement with a third-party bank which was terminated in the same year.

The Company recognized net income related to the TRS agreements and other derivative instruments during the three and nine months ended September 30, 2015 of $2.4 million and $4.1 million, respectively, and during the three and nine months ended September 30, 2014 of $(0.3) million and $2.0 million, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Note 8—Intangible Assets

Intangible assets are comprised of the following:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
September 30, 2015:
Investment management contracts	2.7	$71,738	$66,148	$5,590
Referral arrangement	4.0	3,810	1,905	1,905
Non-compete agreements	2.5	1,535	1,076	459
Trade name	5.5	1,250	563	687
Total intangible assets		$78,333	$69,692	$8,641
December 31, 2014:
Investment management contracts	3.2	$72,941	$61,723	$11,218
Referral arrangement	4.8	3,810	1,334	2,476
Non-compete agreements	3.2	1,535	936	599
Trade name	6.3	1,250	469	781
Total intangible assets		$79,536	$64,462	$15,074

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts have been adjusted for impaired assets as of the date presented.

(2)
During the three and nine months ended September 30, 2015, the Company recorded amortization expense on its intangible assets of $1.4 million and $5.2 million, respectively. During the three and nine months ended September 30, 2014, the Company recorded amortization expense on its intangible assets of $2.4 million and $7.9 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2015 (three months remaining)	$1,193
2016	3,337
2017	2,014
2018	1,527
2019	413
Thereafter	157
$8,641

During the three and nine months ended September 30, 2015, the Company received notice from holders of certain CLOs exercising their right to call the CLO for redemption. As a result of these calls, the Company recorded impairment charges of $0.5 million and $1.2 million, respectively, to fully impair intangible assets associated with these management contracts.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Note 9—Contingent Liabilities

Contingent Liabilities—In addition to the consideration paid in connection with the Merger, the Company was required to pay CIFC Parent Holdings LLC ("CIFC Parent") a portion of incentive fees earned on six CLOs managed by CIFCAM (the Company's "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three and nine months ended September 30, 2015, the Company made total payments of $0.7 million and $2.5 million, respectively, and during the three and nine months ended September 30, 2014, the Company made total payments of $1.5 million and $5.4 million, respectively, related to these contingent liabilities.

In addition, the Company also assumed contingent liabilities during the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. The minimum fixed percentage was 39% since July 2013. During the nine months ended September 30, 2015, the Company made its final payment of $1.1 million satisfying its contingent consideration. During the three and nine months ended September 30, 2014, the Company made payments of $0.1 million and $0.5 million, respectively, related to these contingent liabilities.

Note 10—Long-Term Debt

The following table summarizes the Company's long-term debt:

	September 30, 2015			December 31, 2014
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	2.88%	20.1	$95,000	1.00%	20.8
October Junior Subordinated Notes (2)	$25,000	3.80%	20.1	$25,000	3.73%	20.8
Total Subordinated Notes Debt	$120,000	3.07%	20.1	$120,000	1.57%	20.8

Non-recourse Consolidated Entities' debt:
Consolidated CLOs and Other (3)	$720,391	0.02%	8.5	$11,998,034	1.77%	8.7
Warehouses (4)	—	—%	n/m	51,000	1.89%	n/m
Total non-recourse Consolidated Entities' debt	$720,391	0.02%	8.5	$12,049,034	1.77%	8.7
Total long-term debt	$840,391			$12,169,034

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

(3)
Pursuant to the adoption of ASU 2014-13, Long-term debt of the Consolidated CLOs has been remeasured in accordance with the new guidance (Note 3 and 5). The subordinated notes of the Consolidated CLOs' do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of September 30, 2015 and December 31, 2014, the par value of the Consolidated CLOs' long-term debt (including subordinated notes) was $0.8 billion and $12.8 billion , respectively. As of September 30, 2015, long-term debt of the Consolidated CLOs includes $140.8 million of other investment products (Note 4).

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
Non-Recourse Consolidated Entities' Debt—The debt and equity holders only have recourse to the total assets of the respective Consolidated Entity's assets.
Consolidated CLOs—Upon adoption of ASU 2015-02, the Company deconsolidated 30 CLOs on a modified retrospective basis (as of January 1, 2015). As of September 30, 2015, the Company consolidated 2 CLOs and 2 other-loan based products. See Notes 2 and 3 for additional details. During the nine months ended September 30, 2015, the Consolidated CLOs issued $484.4 million of debt, paid down $57.4 million of their outstanding debt, made net borrowings under revolving credit facilities of $140.7 million, and distributed $2.0 million to the holders of their subordinated notes. During the nine months ended September 30, 2014, the Consolidated CLOs issued $2.7 billion of debt, paid down $1.4 billion of their outstanding debt, made net borrowings under revolving credit facilities of $19.6 million, and distributed $172.2 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $0.7 billion and $12.6 billion as of September 30, 2015 and December 31, 2014, respectively.

Note 11—Equity

Common Stock—During each of the three and nine months ended September 30, 2015 and 2014, the Company paid aggregate quarterly dividends of $0.10 and $0.30, respectively, per common share. Subsequent to quarter end, the board of directors declared a cash dividend of $0.10 per share. The dividend will be paid on December 1, 2015 to shareholders of record as of the close of business on November 18, 2015 (see Note 16).

Treasury Stock/Stock Repurchases—During the three and nine months ended September 30, 2015, the Company repurchased shares of 31,726 and 34,573, respectively, in open-market transactions for an aggregate cost (including transaction costs) of approximately $225,000 and $246,000, respectively, with an average price per share of $7.09 and $7.10, respectively. There were no repurchases made during the three and nine months ended September 30, 2014. As of September 30, 2015, the Company was authorized to repurchase up to $5.1 million of its common stock under its share repurchase program.

Stock-based Compensation—Stock Options and restricted stock units ("RSUs") are issued pursuant to the CIFC Corp. 2011 Stock Option and Incentive Plan (the “2011 Stock Plan”). As of September 30, 2015, there was $9.0 million of estimated unrecognized compensation expense related to unvested stock option and RSU awards, net of estimated forfeitures. The remaining weighted average vesting period of stock options and RSUs are 0.54 years and 4.58 years, respectively.

Stock Options—The following table summarizes certain Stock Options activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	3,635,313	$6.68	5.16	$6,146
Exercised (1)	(25,000)	$4.83
Forfeited	(99,063)	$4.46
Outstanding at September 30, 2015	3,511,250	$6.68	4.58	$3,005
Exercisable at September 30, 2015	2,972,604	$6.50	4.01	$2,710
Vested and Expected to vest at September 30, 2015 (2)	3,483,674	$6.67	4.55	$2,997

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Explanatory Notes:
________________________________

(1)	During the nine months ended September 30, 2015 and 2014, total intrinsic value of options exercised was $0.1 million and $0.3 million, respectively.

(2)	Includes a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

RSUs—The following table summarizes restricted stock unit activity:

For the Nine Months Ended September 30, 2015
Restricted stock units outstanding, beginning of period	1,248,444
Granted (1)	232,919
Vested	(191,402)
Forfeited (2)	(29,629)
Restricted stock units outstanding, end of period	1,260,332

Explanatory Notes:
_________________________________

(1)	The weighted average grant date fair value of all awards granted above during the nine months ended September 30, 2015 was $7.13.

(2)	The forfeited stock-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

During the nine months ended September 30, 2015, the Company granted 40,000 service-based RSUs to certain employees. The awards vest over three years with 1/3 initially vesting on December 31, 2015 and the remainder of the awards vesting ratably on a quarterly basis for the remaining two years (until the last vesting date of December 31, 2017). Additionally, the Company also granted 190,000 performance-based RSUs to certain employees which cliff vest on January 1, 2018. Neither the service-based nor the performance-based awards are entitled to dividends: therefore the fair value of these awards were determined using the Company's grant date common stock price less the present value of the expected dividends forgone during the vesting period.

Warrants—The warrants held by DFR Holdings ("DFR Warrants") provide the holder the right to purchase 2.0 million shares of the Company's voting common stock (see Note 14). The DFR Warrants have an exercise price of $6.375 per share, and as of September 30, 2015, they are immediately exercisable. On September 24, 2015, the term of the warrants was extended to January 24, 2017 in exchange for cash of  $0.4 million which was recorded to “Additional paid-in-capital” on the Condensed Consolidated Balance Sheet for the amendment.

Note 12 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp. - basic & diluted	$1,469	$934	$8,000	$7,613

Weighted-average shares - basic	25,368	24,608	25,317	22,154
Stock options (1)	633	731	660	651
Warrants (2)	275	583	365	508
Unvested RSUs	189	149	152	56
Weighted-average shares - diluted	26,465	26,071	26,494	23,369

Earnings (loss) per share
Basic	$0.06	$0.04	$0.32	$0.34
Diluted	$0.06	$0.04	$0.30	$0.33

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Explanatory Notes:
________________________________

(1)
For both the three and nine months ended September 30, 2015, the Company excluded anti-dilutive stock options from the calculation of diluted EPS of 0.8 million and for the three and nine months ended September 30, 2014, the Company excluded anti-dilutive stock options from the calculation of diluted EPS of 0.8 million and 0.9 million, respectively.

(2)	On September 24, 2015, the term of the warrants was extended to January 24, 2017 (Note 11).

Note 13—Income Taxes

The following table summarizes the Company's tax provision:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) before income taxes	$1,811	$(134,967)	$22,074	$(75,237)
Income tax expense	$526	$1,883	$13,441	$21,124
Effective income tax rate	29.0%	(1.4)%	60.9%	(28.1)%

The difference between the statutory tax rate and the effective tax rate, as well as the change in the effective tax rate compared with the prior year is primarily attributable to the income/(loss) related to non-controlling interests of Consolidated VIEs. This income/(loss) is included in book income/(loss) before income taxes but is not taxable income/(loss) to CIFC Corp. During the nine months ended September 30, 2015, the Company recorded a non-recurring tax expense of approximately $6.3 million attributable to the write-down of deferred tax assets impacted by the New York City law change. In addition, the effective tax rate for the period ended September 30, 2014 was impacted by a non-recurring expense of $6.6 million from the write-down of deferred tax assets related to the New York State law change.
During the three and nine months ended September 30, 2015, there were no material changes to the Company’s uncertain tax positions and the Company believes there will be no significant increases or decreases to the uncertain tax positions within 12 months of the reporting date.

Note 14—Related Party Transactions

DFR Holdings—As of September 30, 2015 and December 31, 2014, DFR Holdings owned approximately 18.8 million shares of the Company’s common stock. Accordingly, DFR Holdings received quarterly dividends distributed by the Company (see Note 11). In addition, the DFR Warrants provide DFR Holdings the right to purchase 2.0 million shares of the Company's voting common stock which were scheduled to expire on September 24, 2015. On September 24, 2015, the term of the warrants was extended to January 24, 2017 in exchange for cash of $0.4 million (Note 11).

In August 2014, the Company entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During the nine months ended September 30, 2015, we paid $2.0 million to DFR Holdings in connection with the consulting agreement and expensed $0.5 million and $1.5 million, for the three and nine months ended September 30, 2015, respectively. During both the three and nine months ended September 30, 2014, the Company expensed $1.5 million in connection with the consulting agreement.

In addition, pursuant to the Third Amended and Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, the Company agreed to nominate to the Company's Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the three and nine months ended September 30, 2015, the DFR Designees earned an aggregate $0.2 million and $0.5 million, respectively, and during the three and nine months ended September 30, 2014, the DFR Designees earned an aggregate $0.2 million and $0.5 million, respectively, related to their services.
Other—As of September 30, 2015 and December 31, 2014, a board member held $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Funds—As of September 30, 2015 and December 31, 2014, key employees and directors of the Company (including related entities) invested in four different funds for both periods, which the Company invests in, manages and invested an aggregate of $5.3 million and $4.7 million, respectively. Key employees are not charged a management fee or Carried Interest, where applicable, on their investment. Directors were charged a management fee and/or Carried Interest, where applicable, similar to certain other investors. For all periods presented in 2015 and 2014, these fees were de minimis.

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
Lease Commitments—During the three and nine months ended September 30, 2015, total occupancy expense was $0.5 million and $1.3 million, respectively, and during the three and nine months ended September 30, 2014, total occupancy expense was $0.4 million and $1.3 million, respectively.
Unfunded Loan Commitments—Certain of the Consolidated CLOs have debt structures which include unfunded revolvers. Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities.
Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. As of September 30, 2015 and December 31, 2014, the Consolidated CLOs had unfunded investment commitments on loans of $2.1 million and $5.9 million, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. The Company does not have any obligation to fund these commitments.

Note 16—Subsequent Events

Subsequent to quarter end, the Company's board of directors declared a cash dividend of $0.10 per share. The dividend will be paid on December 1, 2015 to shareholders of record as of the close of business on November 18, 2015.

Subsequent to quarter end, CIFC Corp. issued $40.0 million aggregate principal amount of unsecured senior notes ("Senior Notes") due October 30, 2025 and bearing interest at 8.5% per annum. Interest will be paid semi-annually and the Senior Notes will be non-callable for five years. The notes will be senior unsecured obligations of CIFC and will be fully and unconditionally guaranteed by certain of its subsidiaries and affiliates.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our Condensed Consolidated Financial Statements and notes thereto included in Part I—Item 1. Condensed Consolidated Financial Statements and Notes (Unaudited) of this Quarterly Report on Form 10-Q (this “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company,” or “the Company,” to CIFC Asset Management LLC, one of our indirect wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree,” and to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM,” as well as certain other relying advisers (collectively, the "Advisers").

Overview

CIFC is a Delaware corporation headquartered in New York City. We are a private debt manager specializing in secured U.S. corporate loan strategies. Our primary business is to provide investment management services for investment products. We manage assets for various types of investors, including pension funds, hedge funds, other asset management firms, banks, insurance companies and other types of institutional investors across the world.
Fee Earning Assets Under Management (“Fee Earning AUM” or “AUM”) refers to principal balance, net asset value or value of assets managed by us on which we earn management and/or incentive fees. Our AUM is primarily comprised of Collateralized Loan Obligations ("CLOs"). In addition, we manage credit funds, separately managed accounts ("SMAs"), and other-loan based products (together, with credit funds and SMAs, "Non-CLO products" or "Funds"). We manage these credit products through opportunistic investment strategies where we seek to generate both current income and capital appreciation, primarily through senior secured corporate loan investments (“SSCLs”) and, to a lesser extent, other investments. We also manage Collateralized Debt Obligations (“CDOs”), which we do not expect to manage in the future.

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

As of September 30, 2015, DFR Holdings LLC ("DFR Holdings"), on a fully-diluted basis, owned approximately 70% of CIFC's common stock.

We have previously announced that our board of directors has approved a reorganization plan to convert CIFC’s top-level form of organization from a corporation to a limited liability company that would be taxed as a partnership for U.S. federal income tax purposes.

Executive Overview

Our core CLO business continues to perform well. In 2015, we have successfully priced five CLOs for $2.6 billion of new AUM. As expected, the requirement to comply with risk retention rules in December 2016 has started to result in lower CLO issuance volume and a decline in the number of issuers in the market. We expect this will improve the CLO arbitrage which we believe will benefit CIFC. The issuance of a $40 million bond further increases capital available to invest in new risk retention compliant CLOs.

In addition, our total return funds continue to perform well and beat their respective benchmark1 indices. As the length of the track record for these funds continues to grow, we believe they will become more attractive to institutional investors. We launched our first total return fund in Europe in October and expect to launch another in Asia in the near future. The structured products funds continue to grow. We closed the Warehouse Fund with $125 million of Net Asset Value. We are launching a new closed end fund targeted to invest in CLO equity, debt and warehouses.

While year-to-date ENI was lower driven by lower investment income (caused by a reduction in the unrealized value of investments related to the lower market value of loans) and lower incentive fees (related to timing of Legacy CLOs funds being called), we believe we are well positioned for the future. As our AUM continues to grow at a steady pace so has our management fee income. We continue to invest in diversifying our platform. While incentive fees were lower during the first nine months of the year, we anticipate a increase in incentive fees next quarter related to 2 CLOs which have been called.

1Includes the Credit Suisse, JP Morgan and the S&P LSTA Leverage Loan indices

Fee Earning AUM

Fee Earning AUM or AUM refers to the assets managed by the Company on which it is paid management fees and/or incentive fees. Generally, with respect to CLOs, management fees are paid to the Company based on the aggregate collateral balance at par plus principal cash, and with respect to Non-CLO funds, the value of the assets in such funds. The following table summarizes Fee Earning AUM for the Company's loan-based products:

	September 30, 2015		December 31, 2014		September 30, 2014
(in thousands, except # of Products) (1)(2)	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
		(In thousands)		(In thousands)		(In thousands)
Post 2011 CLOs	17	$9,388,022	13	$7,402,986	12	$6,845,493
Legacy CLOs (3)	14	3,253,869	19	4,960,877	19	5,301,060
Total CLOs	31	12,641,891	32	12,363,863	31	12,146,553
Credit Funds & SMAs (4)	10	941,035	8	593,456	5	514,892
Other Loan-Based Products (4)	2	633,290	2	719,170	2	660,287
Total Non-CLOs (4)	12	1,574,325	10	1,312,626	7	1,175,179
Total Loan-Based AUM	43	14,216,216	42	13,676,489	38	13,321,732
ABS and Corporate Bond CDOs	8	621,888	8	687,555	8	710,476
Total Fee Earning AUM	51	$14,838,104	50	$14,364,044	46	$14,032,208

Explanatory Notes:
_________________________________

(1)	Fee Earning AUM attributable to ABS and Corporate Bond CDO products is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM is based on the latest available monthly report issued by the trustee or fund administrator prior to the end of the period, and may not tie back to the Consolidated GAAP financial statements.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Management fees for Non-CLO products vary by fund and may not be similar to a CLO.

Total Fee Earning AUM activity for the three months, nine months and the last twelve months ended September 30, 2015 are as follows:

	For the Three Months Ended	For the Nine Months Ended	Last Twelve Months Ended
	September 30, 2015
	(In thousands)
Total loan-based AUM - Beginning Balance	$14,007,339	$13,676,489	$13,321,732
CLO New Issuances	1,001,349	2,101,349	2,650,877
CLO Paydowns	(829,549)	(1,795,426)	(2,132,978)
Net Subscriptions to Credit Funds and SMAs	57,087	323,257	397,944
Net Redemptions from Other-Loan Based Products	(15,159)	(85,880)	(26,997)
Other (1)	(4,851)	(3,573)	5,638
Total loan-based AUM - Ending Balance	14,216,216	14,216,216	14,216,216
Total CDOs - Ending Balance	621,888	621,888	621,888
Total Fee Earning AUM - Ending Balance	$14,838,104	$14,838,104	$14,838,104

Explanatory Note:
_________________________________
(1)     Includes changes in collateral balances of CLOs between periods and market value or portfolio value changes in certain Non-CLO products.

During the three months ended September 30, 2015, total AUM increased by $187.5 million. During the quarter, we issued two CLOs and increased subscriptions to existing funds resulting in a $1.1 billion increase in Fee Earning AUM. New AUM was offset by declines in AUM for certain Legacy CLOs and CDOs aggregating $0.8 billion which have reached the end of their contractual reinvestment periods.

During the nine months ended September 30, 2015, total AUM increased by $474.1 million. During the period, we issued four CLOs and increased subscriptions to existing funds resulting in a $2.4 billion increase in Fee Earning AUM. New AUM was offset by declines in AUM for certain Legacy CLOs and CDOs aggregating $1.8 billion which have reached the end of their contractual reinvestment periods.

As of September 30, 2015, all of the CLOs and CDOs we manage and issued prior to 2011 have passed their reinvestment period. Therefore, proceeds from paydown or sale of assets are required to repay the CLO's or CDO's liabilities. As expected, AUM on these CLOs and CDOs continued to decline during the three and nine months ended September 30, 2015. Further, we do not expect to sponsor new CDOs and expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms. Since 2014, we have replaced run-off from Legacy CLOs (including acquired CLOs) through organic growth from CLOs and Non-CLO products. Since 2012, CIFC has raised $11.0 billion in new AUM through organic growth, which has more than offset the run-off from Legacy CLOs (including acquired CLOs). As of September 30, 2015, our Legacy CLO AUM of $3.3 billion is approximately one fourth of our total CLO AUM of $12.6 billion, and we anticipate it will run off over the next three years.

The structure of the CLOs we manage affects the management fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	September 30, 2015 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd.	01/12	$293,792	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	453,531	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	731,906	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	503,773	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	503,860	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	625,114	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	400,823	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	504,770	11/15	11/17	2024
CIFC Funding 2014, Ltd.	03/14	602,627	04/16	04/18	2025
CIFC Funding 2014-II, Ltd.	05/14	806,014	05/16	05/18	2026
CIFC Funding 2014-III, Ltd.	07/14	702,952	07/16	07/18	2026
CIFC Funding 2014-IV, Ltd.	09/14	602,120	10/16	10/18	2026
CIFC Funding 2014-V, Ltd.	12/14	552,854	10/16	01/19	2027
CIFC Funding 2015-I, Ltd.	03/15	601,237	09/16	04/19	2027
CIFC Funding 2015-II, Ltd.	05/15	501,071	10/16	04/19	2027
CIFC Funding 2015-III, Ltd.	07/15	501,328	10/17	10/19	2027
CIFC Funding 2015-IV, Ltd.	09/15	500,250	10/18	10/20	2027
Total Post 2011 CLOs		9,388,022
Legacy CLOs
Bridgeport CLO Ltd.	06/06	274,073	10/09	07/13	2020
Columbus Nova 2006-I, Ltd.	08/06	116,039	10/09	10/12	2018
CIFC Funding 2006-I B, Ltd.	10/06	106,350	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	194,329	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	185,202	03/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	127,970	02/10	02/13	2018
CIFC Funding 2007-I, Ltd.	02/07	204,431	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	361,687	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	144,880	05/10	05/13	2019
Schiller Park CLO Ltd.	05/07	284,689	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	392,797	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	295,186	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	251,331	10/11	07/14	2021
Columbus Nova 2007-II, Ltd.	11/07	314,905	10/10	10/14	2021
Total Legacy CLOs		3,253,869
Total CLOs		$12,641,891
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

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update "ASU" 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. As of September 30, 2015, we elected to early adopt this guidance on a modified retroactive basis (as of January 1, 2015) (see "Item 1—Condensed Consolidated Financial Statements—Note 3" of the Notes to the Condensed Consolidated Financial Statements). The adoption of ASU 2015-02 resulted in the deconsolidation of 30 CLOs and the Senior Secured Corporate Loan Fund on a modified retrospective basis on January 1, 2015. As of September 30, 2015, the Company consolidated 2 CLOs and 2 other-loan based products. Year over year, our Condensed Consolidated Statements of Operations will not be comparative for certain individual line items. The following table presents our comparative Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		2015 vs. 2014
	2015	2014	Change	% Change
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$19,254	$1,037	$18,217	n/m
Net investment income	1,145	108	1,037	n/m
Total net revenues	20,399	1,145	19,254	n/m
Expenses
Employee compensation and benefits	7,513	7,680	(167)	(2)%
Stock-based compensation	1,166	770	396	51%
Professional services	2,912	3,166	(254)	(8)%
General and administrative expenses	2,413	3,307	(894)	(27)%
Depreciation and amortization	1,769	2,897	(1,128)	(39)%
Impairment of intangible assets	461	—	461	100%
Total expenses	16,234	17,820	(1,586)	(9)%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	(2,645)	414	(3,059)	n/m
Net gain (loss) on contingent liabilities	(502)	(416)	(86)	21%
Corporate interest expense	(962)	(713)	(249)	35%
Net other income (expense) and gain (loss)	(4,109)	(715)	(3,394)	n/m

Operating income (loss)	56	(17,390)	17,446	n/m

Net results of Consolidated Entities	1,755	(117,577)	119,332	n/m
Income (loss) before income taxes	1,811	(134,967)	136,778	n/m
Income tax (expense) benefit	(526)	(1,883)	1,357	(72)%
Net income (loss)	1,285	(136,850)	138,135	n/m
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	184	137,784	(137,600)	n/m
Net income (loss) attributable to CIFC Corp.	$1,469	$934	$535	n/m
Earnings (loss) per share:
Basic	$0.06	$0.04	$0.02	50%
Diluted	$0.06	$0.04	$0.02	50%
Weighted-average number of shares outstanding:
Basic	25,367,832	24,607,999	759,833	3%
Diluted	26,464,883	26,070,692	394,191	2%

Net income (loss) attributable to CIFC Corp. was $1.5 million, or $0.06 per fully diluted share for the three months ended September 30, 2015, compared to $0.9 million, or $0.04 per fully diluted share, for the three months ended September 30, 2014. Net income (loss) attributable to CIFC Corp. increased by $0.5 million predominantly due to the following net results:

Total Net Revenues—GAAP net revenues include management and incentive fees from unconsolidated CLOs, CDOs and Non-CLO products and net investment income from investments in unconsolidated entities. Quarter-over-quarter total net revenues increased significantly due to the deconsolidation of 30 CLOs and the Senior Secured Corporate Loan Fund. Overall, our management fees have increased as a result of increased AUM on our Post 2011 CLOs and credit funds year over year. Prior to the adoption of ASU 2015-02, revenues from these assets were eliminated in consolidation.

Total Expenses—Total expenses decreased by $1.6 million or 9% primarily due to decreases in Depreciation and amortization and General and administrative expenses. These decreases were offset by increases in Impairments on intangible assets.

Depreciation and amortization decreased $1.1 million or 39% from the same period in the prior year primarily due to a reduction in amortization expense on intangible assets related to management contracts acquired for certain CLOs and CDOs that were impaired or written off in the prior years. General and administrative expenses were lower as we did not incur legal expenses in the current quarter.

During the third quarter of 2014, we entered into a consulting agreement with DFR Holdings, effective retroactively as of January 1, 2014, whereby DFR Holdings provides us with advisory services on an ongoing basis for an annual fee of $2.0 million. During the three months ended September 30, 2015 and 2014, we expensed $0.5 million and $1.5 million, respectively, related to this agreement. Offsetting these consulting fee decreases were higher professional fees related to (i) expenses primarily related to the reorganization to a publicly traded partnership and (ii) additional costs to support the growth and diversification of the business.

During the three months ended September 30, 2015, we received notice from a holder of a CLO exercising their right to call a CLO for redemption. As a result of this call, the Company recorded impairment charges of $0.5 million to fully impair intangible assets associated with this management contract.

Net other income (expense) and gain (loss)—Total Net other income (expense) and gain (loss) increased by $3.4 million in the current quarter compared to the same quarter in the prior year. Pursuant to the adoption of ASU 2015-02, total gains/losses on investments for the three months ended September 30, 2015 changed significantly as the current quarter included the activity of our investments in CLOs which were previously eliminated in consolidation.

Net results of Consolidated Entities attributable to CIFC Corp.—Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs) operating results. As of January 1, 2015, we deconsolidated 30 CLOs and the Senior Secured Corporate Loan Fund as part of the adoption of ASU 2015-02. As of September 30, 2015, we consolidated 2 CLOs and 2 other-loan based products. As of September 30, 2014 we consolidated 30 CLOs, 3 warehouse(s), and 2 other-loan based products.

Income tax expense/benefit—    The effective tax rate, including noncontrolling interests in Consolidated Entities, was 29.0% and (1.4)% for the three months ended September 30, 2015 and 2014, respectively.

Our effective tax rate on income excluding income/loss from non-controlling interests in Consolidated Entities was 26.4% and 66.8% for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate for the three months ended September 30, 2015 and 2014 does not include the impact of the one-time revaluation of the deferred tax assets that was recorded as the result of New York City law change in 2015 and New York State law change in 2014.

The following table presents our comparative Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,		2015 vs. 2014
	2015	2014	Change	% Change
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$61,466	$4,027	$57,439	n/m
Net investment income	4,949	302	4,647	n/m
Total net revenues	66,415	4,329	62,086	n/m
Expenses
Employee compensation and benefits	23,547	22,224	1,323	6%
Stock-based compensation	3,834	1,651	2,183	132%
Professional services	6,634	4,918	1,716	35%
General and administrative expenses	7,226	7,739	(513)	(7)%
Depreciation and amortization	6,259	8,914	(2,655)	(30)%
Impairment of intangible assets	1,203	—	1,203	100%
Total expenses	48,703	45,446	3,257	7%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	1,045	2,942	(1,897)	n/m
Net gain (loss) on contingent liabilities	(1,792)	(2,174)	382	(18)%
Corporate interest expense	(2,256)	(3,667)	1,411	(38)%
Net gain on the sale of management contract	—	229	(229)	(100)%
Net other income (expense) and gain (loss)	(3,003)	(2,670)	(333)	n/m

Operating income (loss)	14,709	(43,787)	58,496	n/m

Net results of Consolidated Entities	7,365	(31,450)	38,815	n/m
Income (loss) before income taxes	22,074	(75,237)	97,311	n/m
Income tax (expense) benefit	(13,441)	(21,124)	7,683	(36)%
Net income (loss)	8,633	(96,361)	104,994	n/m
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(633)	103,974	(104,607)	n/m
Net income (loss) attributable to CIFC Corp.	$8,000	$7,613	$387	n/m
Earnings (loss) per share:
Basic	$0.32	$0.34	$(0.02)	(6)%
Diluted	$0.30	$0.33	$(0.03)	(9)%
Weighted-average number of shares outstanding:
Basic	25,316,796	22,153,526	3,163,270	14%
Diluted	26,493,549	23,368,861	3,124,688	13%

Net income (loss) attributable to CIFC Corp. was $8.0 million, or $0.30 per fully diluted share for the nine months ended September 30, 2015, compared to $7.6 million, or $0.33 per fully diluted share, for the nine months ended September 30, 2014. Net income (loss) attributable to CIFC Corp. decreased slightly by $0.4 million predominantly due to the following net results:

Total Net Revenues—GAAP net revenues include management and incentive fees from unconsolidated CLOs, CDOs and Non-CLO products and net investment income from investments in unconsolidated entities. Year-over-year total net revenues increased significantly due to the deconsolidation of 30 CLOs and the Senior Secured Corporate Loan Fund. Prior to the adoption of ASU 2015-02, revenues from these assets were eliminated in consolidation.

Total Expenses—Year over year, total expenses increased to support the growth and diversification of the business. Total expenses increased by $3.3 million or 7% primarily due to increases in Stock-based compensation, Professional fees, Employee compensation and benefits and Impairments of intangible assets. These increases were offset by decreases in Depreciation and amortization expenses.

     Year over year, total Stock based compensation increased $2.2 million or 132% as we began to amortize expenses on RSUs granted during the second half of 2014 to various employees. In addition, Employee compensation and benefits and Professional fees increased an aggregate of $3.0 million or 11% to support the growth and diversification of the business.

During the nine months ended September 30, 2015, we received notice from holders of certain CLOs exercising their right to call those CLOs for redemption. As a result of these calls, we recorded impairment charges of $1.2 million to fully impair intangible assets associated with these management contracts.

Depreciation and amortization decreased $2.7 million or 30% from the prior year primarily due to a reduction in amortization expense on intangible assets related to management contracts acquired that were impaired or written off in the prior years.

Net other income (expense) and gain (loss)—Total Net other income (expense) and gain (loss) increased by $0.3 million in the current year compared to the prior year. The increase was primarily due to reductions in net gains from our investments. Pursuant to the adoption of ASU 2015-02, total gains/losses on investments for the nine months ended September 30, 2015 changed significantly as the current year included the activity of our investments in CLOs which were previously eliminated in consolidation. Further, investment losses increased during the current year due to market decreases in loan values. Offsetting these losses were decreases in corporate interest expense related to the conversion of the Convertible Notes in July 2014.

Net results of Consolidated Entities attributable to CIFC Corp.—Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs) operating results. As of January 1, 2015, we deconsolidated 30 CLOs and the Senior Secured Corporate Loan Fund as part of the adoption of ASU 2015-02. As of September 30, 2015, we consolidated 2 CLOs and 2 other-loan based products. As of September 30, 2014, we consolidated 30 CLOs, 3 warehouse(s), and 2 other-loan based products.

Income tax expense/benefit—    The effective tax rate, including noncontrolling interests in Consolidated Entities, was 60.9% and (28.1)% for the nine months ended September 30, 2015 and 2014, respectively.

Our effective tax rate on income excluding income/loss from non-controlling interests in Consolidated Entities was 33.3% and 50.6% for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate for the nine months ended September 30, 2015 and 2014 does not include the impact of the one-time revaluation of the deferred tax assets that was recorded as the result of New York City law change in 2015 and New York State law change in 2014.

ENI and Deconsolidated Non-GAAP Statements (Non-GAAP Measures)

ENI and ENI EBITDA

ENI is a non-GAAP financial measure of profitability which management uses in addition to GAAP Net income (loss) attributable to CIFC Corp. to measure the performance of our core business (excluding non-core products). We believe ENI reflects the nature and substance of the business, the economic results driven by management and incentive fee revenues from the management of client funds and earnings on our investments. ENI represents GAAP Net income (loss) attributable to CIFC Corp. excluding (i) income taxes, (ii) merger and acquisition related items including fee-sharing arrangements, amortization and impairments of intangible assets and gain (loss) on contingent consideration for earn-outs, (iii) non-cash compensation related to profits interests granted by CIFC Parent Holdings LLC ("CIFC Parent") in June 2011, (iv) revenues attributable to non-core investment products, (v) advances for fund organizational expenses, and (vi) certain other items as detailed.

ENI EBITDA is also a non-GAAP financial measure that management considers, in addition to GAAP Net income (loss) attributable to CIFC Corp., to evaluate our core performance. ENI EBITDA represents ENI before corporate interest expense and depreciation of fixed assets, a non-cash item.

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

The following table presents our components of ENI for the three and nine months ended September 30, 2015 and 2014 (1):

	For the Three Months Ended September 30,		2015 vs. 2014		For the Nine Months Ended September 30,		2015 vs. 2014
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Adjusted revenues
Senior Fees from CLOs	$6,195	$5,629	$566	10%	$17,969	$15,954	$2,015	13%
Subordinated Fees from CLOs	8,212	7,730	482	6%	25,378	24,544	834	3%
Management Fees from Non-CLO products	1,069	714	355	50%	2,907	1,980	927	47%
Total management Fees	15,476	14,073	1,403	10%	46,254	42,478	3,776	9%
Incentive Fees	3,101	4,070	(969)	(24)%	11,167	13,952	(2,785)	(20)%
Net investment income	58	1,448	(1,390)	(96)%	11,908	15,683	(3,775)	(24)%
Total adjusted net revenues	18,635	19,591	(956)	(5)%	69,329	72,113	(2,784)	(4)%

Adjusted expenses
Employee compensation and benefits	7,309	7,318	(9)	—%	22,780	21,062	1,718	8%
Stock-based compensation	1,146	781	365	47%	3,775	1,520	2,255	148%
Professional services	1,983	3,166	(1,183)	(37)%	5,301	4,918	383	8%
General and administrative expenses	2,413	2,707	(294)	(11)%	7,111	7,139	(28)	—%
Depreciation and amortization	347	471	(124)	(26)%	1,029	971	58	6%
Corporate interest expense	962	713	249	35%	2,256	3,667	(1,411)	(38)%
Total adjusted expenses	14,160	15,156	(996)	(7)%	42,252	39,277	2,975	8%

ENI	$4,475	$4,435	$40	1%	$27,077	$32,836	$(5,759)	(18)%
Add: Corporate interest expense	962	713	249	35%	2,256	3,667	(1,411)	(38)%
Add: Depreciation of fixed assets	347	471	(124)	(26)%	1,029	971	58	6%
ENI EBITDA	$5,784	$5,619	$165	3%	$30,362	$37,474	$(7,112)	(19)%

Explanatory Note:
______________________________

(1)	Amounts in this table can be derived by taking the deconsolidated non-GAAP Statement of Operations and adjusting balances using the ENI reconciliation.

For the three months ended September 30, 2015 and 2014:

Adjusted net revenues—Management fees increased by $1.4 million or 10% as a result of increased AUM of our Post 2011 CLOs and credit funds year over year. While management fees increased period over period, Net investment income decreased by $1.4 million or 96% and Incentive fees decreased by $1.0 million or 24%. Period to period, the market experienced decreases in loan values reducing total Net investment income. We earned lower Incentive fees due to the timing of when (i) CLOs were called and (ii) the run-off in AUM of certain Legacy CLOs.

Adjusted expenses—Total adjusted expenses decreased by $1.0 million or 7% primarily due to decreases in adjusted Professional fees which were offset by increases in adjusted Stock based compensation.

During the third quarter of 2014, we entered into a consulting agreement with DFR Holdings, effective retroactively as of January 1, 2014, whereby DFR Holdings provides us with advisory services on an ongoing basis for an annual fee of $2.0 million. During the three months ended September 30, 2015 and 2014, we expensed $1.5 million and $0.5 million, respectively, related to this agreement. Offsetting these decreases were increases in adjusted Stock based compensation from the amortization of RSUs granted since the second quarter of 2014 to various employees.

For the nine months ended September 30, 2015 and 2014:

Adjusted net revenues—Management fees increased by $3.8 million or 9% as a result of increased AUM of our Post 2011 CLOs and credit funds year over year. While management fees increased year over year, Net investment income decreased by $3.8 million or 24% and Incentive fees decreased by $2.8 million or 20%. Year over year, we reduced our investment exposure to warehouse investments. Most investments in warehouses that we manage are now made through the Warehouse Fund, a closed-end structured credit fund launched in the fourth quarter of 2014. In addition, the market experienced decreases in loan values reducing total Net investment income, and we also earned lower Incentive fees due to the timing of when (i) CLOs were called and (ii) the run-off in AUM of certain Legacy CLOs.

Adjusted expenses—Total adjusted expenses increased by $3.0 million or 8% primarily due to increases in adjusted Stock based compensation, and adjusted Employee compensation and benefits. These increases were offset by decreases in adjusted Corporate interest expense. Year over year, total adjusted expenses increased to support the growth and diversification of the business.

Year over year, total adjusted Stock based compensation increased as we began to amortize expenses on RSUs granted since the second half of 2014 to various employees. Adjusted Employee compensation and benefit costs increased as we (i) incurred higher employee compensation to support the growth and diversification of the business and (ii) incurred higher employee benefit costs related to plan improvements. Partially offsetting these increases was the reduction of adjusted Corporate interest expense related to the Convertible Notes, which were converted in July 2014.

The following is a reconciliation of GAAP Net income (loss) attributable to CIFC Corp. to ENI:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp.	$1,469	$934	$8,000	$7,613
Reconciling and non-recurring items:
Income tax expense (benefit)	526	1,883	13,441	21,124
Amortization and impairment of intangibles	1,884	2,426	6,433	7,943
Management fee sharing arrangements (1)	(898)	(1,983)	(4,364)	(7,048)
Net (gain)/loss on contingent liabilities and other	502	416	1,792	2,174
Restructuring charges (2)	931	—	1,330	—
Employee compensation costs (3)	224	351	827	1,293
Management fees attributable to non-core funds	(163)	(192)	(503)	(634)
Other (4)	—	600	121	371
Total reconciling items	3,006	3,501	19,077	25,223
ENI	$4,475	$4,435	$27,077	$32,836
Add: Corporate interest expense	962	713	2,256	3,667
Add: Depreciation of fixed assets	347	471	1,029	971
ENI EBITDA	$5,784	$5,619	$30,362	$37,474

Explanatory Notes:
______________________________

(1)
We share management fees on certain of the acquired CLOs we manage (shared with the party that sold the funds to CIFC). Management fees are presented on a gross basis for GAAP and on a net basis for ENI.

(2)	Restructuring charges primarily relate to expenses for the reorganization to a publicly traded partnership.

(3)
Employee compensation and benefits has been adjusted for non-cash compensation related to profits interests granted to CIFC employees by CIFC Parent and sharing of incentive fees with certain former employees established in connection with our acquisition of certain CLOs from CNCIM.

(4)
For the nine months ended September 30, 2015 and for the three months ended September 30, 2014, Other includes litigation expenses. For the nine months ended September 30, 2014, Other represents litigation expenses of $0.6 million and gains from contingent payments collected on the 2012 sale of our rights to manage Gillespie CLO PLC of $0.2 million.

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
The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Statement of Operations for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015			2014
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management and incentive fees	$19,254	$383	$19,637	$1,037	$19,281	$20,318
Net investment income	$1,145	(1,089)	56	108	1,340	1,448
Total net revenues	20,399	(706)	19,693	1,145	20,621	21,766
Expenses
Employee compensation and benefits	$7,513	—	7,513	7,680	—	7,680
Stock-based compensation	$1,166	—	1,166	770	—	770
Professional services	$2,912	—	2,912	3,166	—	3,166
General and administrative expenses	$2,413	—	2,413	3,307	—	3,307
Depreciation and amortization	$1,769	—	1,769	2,897	—	2,897
Impairment of intangible assets	$461	—	461	—	—	—
Total expenses	16,234	—	16,234	17,820	—	17,820
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	$(2,645)	2,645	—	414	(414)	—
Net gain (loss) on contingent liabilities	$(502)	—	(502)	(416)	—	(416)
Corporate interest expense	$(962)	—	(962)	(713)	—	(713)
Net other income (expense) and gain (loss)	(4,109)	2,645	(1,464)	(715)	(414)	(1,129)
Operating income (loss)	56	1,939	1,995	(17,390)	20,207	2,817
Net results of Consolidated Entities	$1,755	(1,755)	—	(117,577)	117,577	—
Income (loss) before income taxes	1,811	184	1,995	(134,967)	137,784	2,817
Income tax (expense) benefit	$(526)	—	(526)	(1,883)	—	(1,883)
Net income (loss)	1,285	184	1,469	(136,850)	137,784	934
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	$184	(184)	—	137,784	(137,784)	—
Net income (loss) attributable to CIFC Corp.	$1,469	$—	$1,469	$934	$—	$934

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Statement of Operations for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015			2014
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management and incentive fees	$61,466	$818	$62,284	$4,027	$60,085	$64,112
Net investment income	4,949	6,959	11,908	302	15,381	15,683
Total net revenues	66,415	7,777	74,192	4,329	75,466	79,795
Expenses
Employee compensation and benefits	23,547	—	23,547	22,224	—	22,224
Stock-based compensation	3,834	—	3,834	1,651	—	1,651
Professional services	6,634	—	6,634	4,918	—	4,918
General and administrative expenses	7,226	—	7,226	7,739	—	7,739
Depreciation and amortization	6,259	—	6,259	8,914	—	8,914
Impairment of intangible assets	1,203	—	1,203	—	—	—
Total expenses	48,703	—	48,703	45,446	—	45,446
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	1,045	(1,045)	—	2,942	(2,942)	—
Net gain (loss) on contingent liabilities	(1,792)	—	(1,792)	(2,174)	—	(2,174)
Corporate interest expense	(2,256)	—	(2,256)	(3,667)	—	(3,667)
Net gain on the sale of management contracts	—	—		229	—	229
Net other income (expense) and gain (loss)	(3,003)	(1,045)	(4,048)	(2,670)	(2,942)	(5,612)
Operating income (loss)	14,709	6,732	21,441	(43,787)	72,524	28,737
Net results of Consolidated Entities	7,365	(7,365)	—	(31,450)	31,450	—
Income (loss) before income taxes	22,074	(633)	21,441	(75,237)	103,974	28,737
Income tax (expense) benefit	(13,441)	—	(13,441)	(21,124)	—	(21,124)
Net income (loss)	8,633	(633)	8,000	(96,361)	103,974	7,613
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(633)	633	—	103,974	(103,974)	—
Net income (loss) attributable to CIFC Corp.	$8,000	$—	$8,000	$7,613	$—	$7,613

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Balance Sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
ASSETS
Cash and cash equivalents	$31,083	$—	$31,083	$59,290	$—	$59,290
Restricted cash and cash equivalents	1,694	—	1,694	1,694	—	1,694
Due from brokers	63	—	63	1	—	1
Investments	84,911	59,379	144,290	38,699	62,550	101,249
Receivables	11,668	(184)	11,484	2,134	4,346	6,480
Prepaid and other assets	3,129	388	3,517	4,115	—	4,115
Deferred tax asset, net	48,179	—	48,179	55,475	—	55,475
Equipment and improvements, net	4,967	—	4,967	5,194	—	5,194
Intangible assets, net	8,641	—	8,641	15,074	—	15,074
Goodwill	76,000	—	76,000	76,000	—	76,000
Subtotal	270,335	59,583	329,918	257,676	66,896	324,572
Total assets of Consolidated Entities	899,535	(899,535)	—	12,890,459	(12,890,459)	—
TOTAL ASSETS	$1,169,870	$(839,952)	$329,918	$13,148,135	$(12,823,563)	$324,572
LIABILITIES
Due to brokers	$2,692	$—	$2,692	$—	$—	$—
Accrued and other liabilities	15,841	—	15,841	15,584	—	15,584
Contingent liabilities	10,861	—	10,861	12,668	—	12,668
Long-term debt	120,000	—	120,000	120,000	—	120,000
Subtotal	149,394	—	149,394	148,252	—	148,252
Total non-recourse liabilities of Consolidated Entities	830,264	(830,264)	—	12,477,981	(12,477,981)	—
TOTAL LIABILITIES	979,658	(830,264)	149,394	12,626,233	(12,477,981)	148,252
EQUITY
Common stock	25	—	25	25	—	25
Treasury stock	(1,160)	—	(1,160)	(914)	—	(914)
Additional paid-in capital	992,952	—	992,952	988,904	—	988,904
Retained earnings (deficit)	(811,293)	—	(811,293)	(811,695)	—	(811,695)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	180,524	—	180,524	176,320	—	176,320
Noncontrolling interest in Consolidated Funds	9,688	(9,688)	—	210,818	(210,818)	—
Appropriated retained earnings (deficit) of Consolidated Entities	—	—	—	134,764	(134,764)	—
TOTAL EQUITY	190,212	(9,688)	180,524	521,902	(345,582)	176,320
TOTAL LIABILITIES AND EQUITY	$1,169,870	$(839,952)	$329,918	$13,148,135	$(12,823,563)	$324,572

Liquidity and Capital Resources

As of September 30, 2015, total GAAP cash and cash equivalents decreased by $28.2 million to $31.1 million from $59.3 million as of December 31, 2014. Net operating cash flows for the nine months ended September 30, 2015 were $375.6 million which were primarily related to the net proceeds from the operating activities of the Consolidated Entities. Investment cash flows decreased primarily related to the reduction in restricted cash from our Consolidated Entities of $210.9 million. In addition, financing activities generated net cash proceeds of $552.7 million which was primarily driven by the Consolidated Entities' net proceeds from long-term debt of $561.4 million.
During the nine months ended September 30, 2015, total deconsolidated non-GAAP cash and cash equivalents decreased by $28.2 million to $31.1 million from $59.3 million as of December 31, 2014. For the nine months ended September 30, 2015, de-consolidated non-GAAP cash flows provided by operating activities was $20.2 million. During the year, we paid $7.6 million of dividends and paid down $3.6 million of contingent liabilities (related to fee sharing arrangements).
The table below is a reconciliation of selected cash flows data for the nine months ended September 30, 2015 from GAAP to Non-GAAP:

	For the Nine Months Ended September 30, 2015
(In thousands)	GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Cash and Cash Equivalents, Beginning	$59,290	$—	$59,290

Net cash provided by/(used in) Operating Activities	(375,597)	395,759	20,162
Net cash provided by/(used in) Investing Activities	(205,301)	168,236	(37,065)
Net cash provided by/(used in) Financing Activities	552,691	(563,995)	(11,304)
Net change in Cash and Cash Equivalents	(28,207)	—	(28,207)

Cash and Cash Equivalents, End	$31,083	$—	$31,083

During the nine months ended September 30, 2015, our investments increased by $43.0 million. Our investments as of September 30, 2015 and December 31, 2014 are as follows ($ in thousands):

Non-GAAP (1)	September 30, 2015	December 31, 2014	Change
CIFC Managed CLO Equity (Residual Interests)	$57,770	$20,485	$37,285
Warehouses (2)	—	21,134	(21,134)
Fund Coinvestments	48,935	43,346	5,589
Other Investments	37,585	16,284	21,301
Total	$144,290	$101,249	$43,041

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain Non-CLO products are eliminated from "Investments" on our Condensed Consolidated Balance Sheets.

(2)
From time to time, we establish “warehouses”, entities designed to accumulate assets in advance of sponsoring new CLOs or other funds managed by us.  To establish a warehouse, we contribute equity capital to a newly formed entity which is typically levered (three to five times) and begins accumulating assets.  When the related CLO or fund is sponsored, typically three to nine months later, the warehouse is “terminated”, with it concurrently repaying the related financing and returning to CIFC our equity contribution, net of gains and losses, if any. Starting the fourth quarter of 2014, most warehouse investments that we manage have been made through the Warehouse Fund, a closed-end structured credit fund.

Other Sources and Uses of Funds

Contingent Liabilities—In addition to the consideration paid in connection with the Merger (as defined and described in our 2014 Annual Report), we are required to pay CIFC Parent a portion of incentive fees earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). See "Item 1—Condensed Consolidated Financial Statements—Note 9" of the Notes to the Condensed Consolidated Financial Statements for further details. During the three and nine months ended September 30, 2015, we made total payments of $0.7 million and $2.5 million, respectively, and during the three and nine months ended September 30, 2014, we made total payments of $1.5 million and $5.4 million, respectively, related to these contingent liabilities.

In addition, we also assumed contingent liabilities during the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. During the nine months ended September 30, 2015, we made our final payment of $1.1 million, satisfying our contingent consideration. During the three and nine months ended September 30, 2014, we made payments of $0.1 million and $0.5 million, respectively, related to these contingent liabilities.

Long-Term Debt—The following table summarizes our long-term debt:

	September 30, 2015			December 31, 2014
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	2.88%	20.1	$95,000	1.00%	20.8
October Junior Subordinated Notes (2)	$25,000	3.80%	20.1	$25,000	3.73%	20.8
Total Subordinated Notes Debt	$120,000	3.07%	20.1	$120,000	1.57%	20.8

Non-recourse Consolidated Entities' debt:
Consolidated CLOs and Other (3)	$720,391	0.02%	8.5	$11,998,034	1.77%	8.7
Warehouses (4)	—	—%	n/m	51,000	1.89%	n/m
Total non-recourse Consolidated Entities' debt	$720,391	0.02%	8.5	$12,049,034	1.77%	8.7
Total long-term debt	$840,391			$12,169,034

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

(3)
Pursuant to the adoption of ASU 2014-13, Long-term debt of the Consolidated CLOs has been remeasured in accordance with the new guidance (Item 1—Condensed Consolidated Financial Statements—Notes 3 and 5). The subordinated notes of the Consolidated CLOs' do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of September 30, 2015 and December 31, 2014, the par value of the Consolidated CLOs' long-term debt (including subordinated notes) was $0.8 billion and $12.8 billion, respectively. As of September 30, 2015, long-term debt of the Consolidated CLOs' includes $140.8 million of other investment products (Item 1—Condensed Consolidated Financial Statements—Note 4).

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
Related Party Transactions

    DFR Holdings—As of September 30, 2015 and December 31, 2014, DFR Holdings owned approximately 18.8 million of shares of our common stock. Accordingly, DFR Holdings received quarterly dividends distributed by us (see "Item 1—Condensed Consolidated Financial Statements —Note 11"). In addition, DFR Holdings holds warrants that provide DFR Holdings the right to purchase 2.0 million shares of our voting common stock which were scheduled to expire on September 24, 2015. On September 24, 2015, the term of the warrants was extended to January 24, 2017 in exchange for cash of $0.4 million.

In August 2014, we entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During the nine months ended September 30, 2015, we paid $2.0 million to DFR Holdings in connection with the consulting agreement and expensed $0.5 million and $1.5 million, for the three and nine months ended September 30, 2015, respectively. During both the three and nine months ended September 30, 2014, we expensed $1.5 million in connection with the consulting agreement.

In addition, pursuant to the Third Amended and Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, we agreed to nominate to our Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the three and nine months ended September 30, 2015, the DFR Designees earned an aggregate $0.2 million and $0.5 million, respectively, and during the three and nine months ended September 30, 2014, the DFR Designees earned an aggregate $0.2 million and $0.5 million, respectively, related to their services.
Other—As of September 30, 2015 and December 31, 2014, a board member held $1.0 million of income notes in one of our sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of September 30, 2015 and December 31, 2014, key employees and directors of CIFC (including related entities) invested in four different funds, which we invest in, manage and invested an aggregate of $5.3 million and $4.7 million, respectively. Key employees are not charged a management fee or Carried Interest, where applicable, on their investment. Directors were charged a management fee and/or Carried Interest, where applicable, similar to certain other investors. For all periods presented in 2015 and 2014, these fees were de minimis.
Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2015 and 2014, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Subsequent Events
Subsequent to quarter end, our board of directors declared a cash dividend of $0.10 per share. The dividend will be paid on December 1, 2015 to shareholders of record as of the close of business on November 18, 2015.

Subsequent to quarter end, CIFC Corp. issued $40.0 million aggregate principal amount of unsecured senior notes ("Senior Notes") due October 30, 2025 and bearing interest at 8.5% per annum. Interest will be paid semi-annually and the Senior Notes will be non-callable for five years. The notes will be senior unsecured obligations of CIFC and will be fully and unconditionally guaranteed by certain of its subsidiaries and affiliates.

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

A summary of our critical accounting estimates is included in our 2014 Annual Report, in Management's Discussion and Analysis of Financial Condition. Aside from the change in critical accounting policy detailed below, there have been no significant changes to our other critical accounting policies and estimates as of September 30, 2015.

Variable Interest Entities— In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02. The amendments changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. As of September 30, 2015, the Company elected to early adopt this guidance on a modified retroactive basis as of January 1, 2015 (see "Item 1—Condensed Consolidated Financial Statements—Note 3" of the Notes to the Condensed Consolidated Financial Statements.).

Assessing if an entity is a variable interest entity and if we are the primary beneficiary ("PB") involves judgment and analysis on a structure-by-structure basis. Generally, the Company determines whether it is the PB of a VIE through a qualitative assessment; however, when deemed necessary, a quantitative assessment may also be performed. This consolidation assessment is performed upon inception of the relationship and reconsidered on an ongoing basis. In the PB determination for CLOs, to determine significance, we evaluated our right to receive and obligation to absorb the VIEs' expected future gains and losses. The expected future gains and losses of the VIEs are determined based on internally developed discounted cash flow models that utilize both observable and unobservable inputs. Significant inputs to the models include the structure of the VIEs and estimates related to loan default rates, recovery rates, projected call dates, prepayment rates and discount rates. In the PB determination for warehouses, we consolidate warehouses when (i) our investment management services meet the power criteria and when (ii) we have contributed significant equity providing us with the right to receive potentially significant gains and the obligation to absorb potentially significant losses of the warehouse (the economic criteria).

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

Inherent Limitations on Effectiveness of Controls
There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Principal Executive Officers and our Chief Financial Officer do not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system for future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies or procedures.

PART II. Other Information

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2014 Annual Report under the heading “Risk Factors.” Our business, financial condition, operating results and cash flows may be impacted by a number of factors. The following sets forth the most significant factors that make an investment in our company speculative or risky. In addition to the following risk factors, please also refer to the section entitled "Special Note Regarding Forward-Looking Statements."

Our business and financial performance may be adversely affected by market, economic and other industry conditions.

Our business and financial performance may be adversely affected by market, economic and other industry conditions. While the adverse effects of the financial crisis of 2007 to 2010 have abated to a significant degree, global financial markets may continue to experience significant volatility. In addition, changes to geopolitical situations and fiscal or monetary policies could have unpredictable consequences for credit markets and negatively impact our business.

Periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), would increase the risk of default and losses in our Funds. Difficult economic conditions could also adversely affect our operating results by causing (i) decreases in the market value of investments held by our Funds , (ii) a reduction in the size or volume of newly sponsored CLOs and other investment products, (iii) redemptions in our open ended credit funds and SMAs, (iv) decreases in our ability to obtain attractive financings and refinancings that could increase the cost of financing and lead to lower yielding funds which will decrease our net income and (v) a reduction in our AUM, lowering management fees earned on the Funds.

Changes in CLO spreads and an adverse market environment could make it difficult for investment managers to launch new CLOs.

The ability to issue new CLOs is dependent, in part, on the amount of excess interest earned on a new CLO’s investments over interest payable on its debt obligations (also known as a CLO's “arbitrage”). If the CLO arbitrage is not attractive to potential CLO equity investors we may not be able to sponsor the issuance of new CLOs, which could have a material adverse impact on our business. During the financial crisis of 2007 to 2010, there was a dislocation in the credit markets that significantly impeded CLO formation. Although market conditions have improved, renewed dislocation in credit markets could return and continue for a significant period of time. Renewed dislocation of these markets could adversely impact our results of operations and financial condition.

We operate in highly competitive markets, compete with larger institutions and may not be able to grow our AUM.

The alternative asset management industry is intensely competitive and subject to rapid change. Many firms offer similar and additional asset management products and services to the same types of investors that we target. We currently focus almost exclusively on managing SSCLs and related financial instruments, which is in contrast to numerous other asset managers with comparable AUM, which have significant background and experience in both the equity and debt markets. In addition, many of our competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition. Many of our competitors are substantially larger than us, have considerably more financial and other resources and may have investment objectives that overlap with ours, which may create competition for investment opportunities with limited supply. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face could adversely affect our business, financial condition and results of operations.

Additionally, if other asset managers offer services and products at more competitive prices than us, we may not be able to maintain our current fee structure. Investment strategies and products, including CLOs, that have historically been attractive to investors may lose their appeal for various reasons. In such case, we would have to develop new strategies and products in order to remain competitive. It could be both expensive and difficult for us to develop new strategies and products, and we may not be successful in this regard. Poor performance of our Funds could also make it more difficult for us to raise new AUM. These competitive and other pressures could adversely affect our business, financial condition and results of operations.

Currently, the substantial majority of our investment products are CLOs that cannot be redeemed or terminated by investors unless certain conditions are met or are not yet redeemable or terminable by investors at all. However, with the passage of time or upon the satisfaction of such conditions, these investment products will be redeemed, and we will no longer receive management fees related to these products. In addition, the prepayment of the assets contained in the CLOs we manage and our inability to reinvest the proceeds of such prepayments in accordance with the investment guidelines of the CLOs will reduce the asset base on which our management fees are earned. If we are unable to launch new products and grow AUM to sufficiently replace lost AUM, our revenues will decline.

We may not be able to replicate our historical results as we expand into new product lines.

Financial results and results of operations with respect to any new product lines we pursue, or may pursue at any time in the future, may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by CIFC or its subsidiaries. There can be no assurance to investors that we will replicate the historical results achieved by CIFC and its subsidiaries in expanding into new product lines, and we caution investors that our investment returns could be substantially lower than the returns achieved in prior periods in connection with any such expansion. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may not be repeated.

A reduction in AUM will significantly reduce our management and incentive-based revenue and adversely affect our financial performance.

Our success depends on our ability to earn management and incentive-based revenue from the investment products we manage for third-party investors. Management fees are predominately earned based on the AUM of the Funds we manage. In certain cases, incentive-based revenue is earned based on the performance of the Funds. If there is a reduction in AUM underlying a Fund, there will be a corresponding reduction in management fees and, if applicable, incentive-based revenue that may be earned. Further, if we are unable to reinvest any proceeds received as a result of the prepayment of a loan held by a Fund we manage because the Fund is out of its reinvestment period, AUM would also decrease. Other factors that could decrease AUM include a forced liquidation, poor investment performance or a downgrade in ratings assigned to the assets and/or portfolios managed.

A reduction in AUM, a reduction in the fees earned or the failure of the Funds to perform well both on an absolute basis and in relation to competing funds may adversely affect our business and financial performance.

Our existing recourse indebtedness and inability to access capital markets could restrict our business activities or adversely affect our financial performance.

As of September 30, 2015, CIFC had $120.0 million of outstanding recourse indebtedness. Its Junior Subordinated Notes, which represent the entire $120.0 million, currently bear interest at a variable interest rate which subjects us to interest rate risk and may increase our debt service obligations if such interest rates increase. In addition, the debt instruments governing our indebtedness contain covenants that may restrict our business activities, and our failure to comply with these covenants could result in a default under our indebtedness. Furthermore, we are permitted by the terms of our Junior Subordinated Notes to incur additional indebtedness, subject to limitations on certain restricted payments under the Junior Subordinated Notes. Our inability to generate sufficient cash flow to satisfy our debt obligations, to refinance our debt obligations or to access capital markets or otherwise obtain additional financing on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows. Additionally, our return on investments and available cash flow may be reduced to the extent that increases in interest rates or other changes in market conditions increase the cost of our financing relative to the income that can be derived from our operations and assets.

Our business could be impaired if we are unable to attract and retain qualified personnel.

We depend on the diligence, experience, skill and network of business contacts of our executive officers and employees for the evaluation, negotiation, structuring and monitoring of our investments and the operation of our business. Additionally, certain of our investment management contracts are tied to the retention of certain key employees. The management of our investment products is undertaken by our Investment Research and Portfolio Management & Trading teams, consisting of various investment research and portfolio management and trading personnel, none of whom are bound by employment agreements. The loss of a particular member or members of such teams could cause investors in the product to withdraw all or a portion of their investment in the product (in the case of open-end products) or adversely affect the product’s performance and the marketing of the product, as well as the marketing of new CLOs and other products, to new investors. In the case of certain Funds, we can be removed as investment adviser upon the loss of specified key employees. In addition to the loss of specific Investment Research and Portfolio Management & Trading team members, the loss of one or more members of our senior management involved in supervising the teams and operating our business could also have adverse effects on our investment products or our business. We have experienced turnover in certain members of our senior management over the past 18 months. If turnover continues, our business and financial performance could be adversely affected. Accordingly, the inability to attract and retain qualified personnel could affect our ability to provide an acceptable level of service to our clients and take advantage of new opportunities, which could adversely affect our business and financial performance.
The loss of our senior management team or key investment professionals could have a material adverse effect on our business.
Our management team is led by our Co-Presidents, Oliver Wriedt and Steve Vaccaro.  Mr. Vaccaro leads our investments teams and has 37 years of relevant credit experience. Our top three senior credit analysts average 19 years of relevant experience. The Head of Investment Research and Head of Special Situations average 26 years of credit experience. Our success depends on our ability to retain these and other key members of our senior management and investment teams, who possess substantial experience in the management of the Company and investing and have been primarily responsible for the investment performance we have achieved. In particular, we depend on our portfolio managers. Because of the long tenure and stability of our portfolio managers, the clients of our investment vehicles generally attribute the investment performance we have achieved to these individuals. While we have generally experienced very few departures among our portfolio managers, there can be no assurance that this stability will continue in the future. The departure of a portfolio manager could cause clients to withdraw funds from the investment products he or she manages, which would reduce our AUM. In addition, the management agreements applicable to certain CLOs that we manage give investors in such CLOs a contractual right to terminate and replace the Adviser upon the departure of certain key individuals.
A reduction in AUM resulting from the loss of key investment professionals would result in a decline in investment advisory fees and, if we were not able to reduce our expenses sufficiently, our net income, and these reductions could be material. The departure of an investment product's portfolio manager also could cause clients to refrain from allocating additional funds to such investment product or delay such additional funds until a sufficient track record under a new portfolio manager or managers has been established. This would have a negative effect on the future growth of our AUM.
The loss of any of these key professionals, including our Co-Presidents, top three senior credit analysts, Head of Investment Research and Head of Special Situations, as well as other key members of our senior management and investment teams, could limit our ability to successfully execute our business strategy and may prevent us from sustaining the financial and operational performance we have achieved or adversely affect our ability to retain existing and attract new client assets and related revenues.
We may leverage our assets and a decline in the fair value of such assets may adversely affect our financial performance.

We may leverage the assets underlying our investment products through borrowings, generally through warehouse facilities, limited recourse secured loans, derivative instruments such as total return swaps, securitizations (including the issuance of CLOs) and other borrowings. Certain leverage we may employ may have market value-based lending triggers, such that lenders may require the posting of additional collateral to support the borrowing if asset prices decline. If additional collateral is not posted, we may have to rapidly liquidate assets underlying these investment products, which we may be unable to do on favorable terms or at all. Even after liquidating assets, we may still be unable to post the required collateral, further harming liquidity. A reduction in credit availability may reduce our earnings, liquidity and available cash.

We may enter into warehouse agreements in connection with our potential investment in and management of CLOs, which may expose us to substantial risks.

In connection with our potential investment in and management of new CLOs, we may enter into warehouse lending agreements with warehouse loan providers such as banks or other financial institutions, pursuant to which the warehouse provider will finance the purchase of investments that will be ultimately included in a CLO. For CLOs these investments are primarily comprised of SSCLs rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. We will typically select the investments in the warehouse subject to the approval of the warehouse provider. If the relevant CLO transaction is not issued or consummated, as applicable, the warehouse investments may be liquidated, and we may be required to pay any amount by which the purchase price of the investments exceeds its sale price and may be liable for certain of the expenses associated with the warehouse or planned CLO. In addition, regardless of whether the CLO is issued or consummated, if any of the warehoused investments are sold before such issuance or consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with a warehouse agreement will vary and may not be limited to the amount, if any, that we invest in the related CLO upon its issuance or consummation, as applicable. Although we would expect to complete the issuance of a particular CLO within six to nine months after establishing a related warehouse, we may not be able to complete the issuance within such expected time period or at all.

Our quarterly and annual results could fluctuate and may not be indicative of our future quarterly or annual performance.

Our quarterly and annual operating results could fluctuate; therefore investors should not rely on past quarterly or annual results to be indicative of our performance in future quarters or years. Factors that could cause our quarterly and annual operating results to fluctuate include, among other things, timing of the recognition of incentive-based revenue, variations in fair value determinations of our assets and liabilities, impairments on our intangible assets (including goodwill), changes in interest rates affecting our interest income and interest expense, distributions from our investments in CLOs and private funds and provision for income taxes.

Because the values we record for certain investments and liabilities are based on estimates of fair value made by our management, we are exposed to substantial risks.

Some of our investments and liabilities are not publicly traded and the fair value of such investments and liabilities are not readily determinable. Each of these carrying values is based on an estimate of fair value by our management. Management reports the estimated fair value of these investments and liabilities quarterly, which may cause our quarterly operating results to fluctuate. Therefore, our past quarterly results may not be indicative of our performance in future quarters. In addition, because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments and liabilities existed and we may be unable to realize the carrying value upon a sale of these investments.

Loss of CIFC’s exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"), could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business and the price of our shares.

CIFC relies primarily on section 3(a)(1)(C) for its exclusion from the registration requirements of the 1940 Act. This provision requires that CIFC neither engage nor propose to engage in the business of investing, reinvesting, owning, holding or trading in securities nor own or propose to acquire "investment securities" having a value exceeding 40% of the value of our total assets on an unconsolidated basis (the “40% Test”). "Investment securities," as defined under the 1940 Act, excludes U.S. government securities and securities of majority-owned subsidiaries that rely on the 40% Test. If CIFC fails to meet its current exemption and another exemption is not available, CIFC may be required to register as an investment company. If CIFC was to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on its capital structure and ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business.

The accounting rules applicable to certain of our transactions are highly complex and require the application of significant judgment and assumptions by our management. In addition, changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for consolidations, income taxes, business acquisitions, transfers of financial assets, securitization transactions and other aspects of our operations are highly complex and require the application of judgment and assumptions by our management. The consolidation of VIEs is subject to periodic reassessment which could lead to the deconsolidation of previously consolidated entities or the consolidation of entities that were previously not required to be consolidated. Deferred tax assets are subject to the establishment of a valuation allowance in the event management concludes that the tax benefits of certain timing differences may not be realized. Business acquisitions require the valuation of assets acquired and liabilities assumed. Assets acquired include intangible assets, including goodwill that will be subject to periodic testing and evaluation for impairment. These complexities could lead to a delay in the preparation of our financial information. In addition, changes in accounting rules, interpretations or assumptions could materially impact the presentation, disclosure and usability of our financial statements.

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

We depend to a substantial degree on the availability of our office facilities and the proper functioning of our computer and telecommunications systems. Although we have established a significant disaster recovery program, including pursuant to which (i) we have a dedicated offsite location for certain key staff and (ii) data is backed up at a secured off-site location and is accessible remotely, a disaster, such as water damage to our office, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which could harm our reputation, adversely impact the trading price of our common stock or cause current and potential stockholders to lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, could also cause investors to lose confidence in our reported financial information and could have a material adverse effect on our credit rating. Any failure to maintain such internal controls in the future could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business.

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, we do not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in our operating environment or deterioration in the degree of compliance with policies or procedures.

DFR Holdings exercises significant influence over us, including through the ability to elect six members of CIFC’s Board of Directors.

As of September 30, 2015, DFR Holdings held approximately 74% of CIFC’s outstanding shares of common stock (excluding shares that may be purchased upon the exercise of warrants held by DFR). Our Third Amended and Restated Stockholders Agreement provides that DFR Holdings has the right to designate six directors to the Board. Other than requirements to support the nomination, election and removal of directors in accordance with our Third Amended and Restated Stockholders Agreement and to support maintaining our status as a "controlled company" under applicable NASDAQ rules, there are no restrictions on DFR Holdings' ability to vote the common stock owned by them unless there is a conflict of interest. As a result, DFR Holdings, acting alone, currently controls the outcome of any matter submitted for the vote of our stockholders, including the amendment of our organizational documents, acquisitions or other business combinations involving us and potentially the ability to prevent extraordinary transactions such as a takeover attempt. As a result, DFR Holdings indirectly exercises significant influence on matters considered by the Board. DFR Holdings may have interests that diverge from, or even conflict with, our interests and those of our other stakeholders.

We have goodwill and other intangible assets that may become impaired, which could have a material adverse effect on our financial condition and results of operations.

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

Many aspects of our business involve substantial risks of litigation and/or arbitration and from time to time we are involved in various legal proceedings in the normal course of operating our business. From time to time we and our Funds have been and may be subject to class action suits by shareholders. In addition, we may be exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other regulatory bodies.

An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to us, and have a material adverse effect on our financial performance. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management's attention from operations. Asset managers such as the Advisers also are particularly vulnerable to losing investor interest because of adverse publicity. Accordingly, allegations or an adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us, could materially harm our financial performance.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business. Legislative or regulatory changes could adversely affect us.

The Advisers are heavily regulated as investment advisers, primarily at the federal level. Many of these regulators, including the SEC, as well as state securities commissions, are empowered to conduct examinations, investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

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

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which imposes a new regulatory framework over the U.S. financial services industry and the consumer credit markets in general. Section 619 of the Dodd-Frank Act (the “Volcker Rule”) imposes significant restrictions on the proprietary trading activities and other rules and regulations of certain banking entities and subjects other systemically significant organizations regulated by the U.S. Federal Reserve System (the “Federal Reserve”) to increased capital requirements and quantitative limits for engaging in such activities.

The Volcker Rule generally prohibits certain banking entities from engaging in proprietary trading or from acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, a hedge fund or private equity fund, subject to certain exemptions. Although not required by the final implementing regulations adopted December 10, 2013, an order issued by the Federal Reserve extending the conformance period to July 21, 2015 requires that banking entities develop and implement a conformance plan to terminate prohibited activities and divest impermissible investments by the end of the conformance period, subject to up to two one-year extensions at the discretion of any such banking entity’s appropriate U.S. federal banking regulator upon a determination that an extension would not be detrimental to the public interest.

With respect to CLOs, the Board of Governors of the Federal Reserve has extended until July 21, 2016, and has announced its intention to extend until July 21, 2017 the conformance period for banking entities in connection with their retention of ownership interests in, or sponsorship of, CLOs that were in place as of December 31, 2013. Banks are expected to establish their compliance programs “as soon as practicable and in no case later than the end of the conformance period.” These rules could adversely affect the availability of warehouse financing, the attractiveness of investments in CLOs and Funds we manage and/or the loan market generally.

Section 941 of the Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the CLO market) by requiring that the “securitizer” of asset-backed securities retain at least 5% of the credit risk to the assets collateralizing the asset-backed securities. A final rule has been adopted and will be effective beginning on December 24, 2016 (the “Risk Retention Rules”). While the impact of the Dodd-Frank Act and the Risk Retention Rules on the loan securitization market and the leveraged loan market generally are uncertain, it is possible that any negative impact on secondary market liquidity for CLOs may be experienced at any time, notwithstanding the effective date of the Risk Retention Rules as to new transactions, due to effects of the Risk Retention Rules and the Dodd-Frank Act generally on market expectations and the relative appeal of alternative investments not impacted by the Dodd-Frank Act, the Risk Retention Rules or other factors.

In addition, it is possible that the Risk Retention Rules or the Dodd-Frank Act generally may reduce the number of collateral managers active in the CLO market, which may result in fewer new issue CLOs and reduce the liquidity provided by CLOs to the leveraged loan market generally. A contraction or reduced liquidity in the loan market could reduce our ability to effectively manage CLOs, which in turn could negatively impact the return on the CLOs that we manage and reduce the market value or liquidity of the notes issued by such CLOs. Any reduction in the volume and liquidity provided by CLOs in the leveraged loan market could also reduce opportunities to refinance the notes of CLOs that we manage. Additionally, the Risk Retention Rules as applied to CLOs may result in us having to invest money in CLOs that we manage before or after the effective date of the Risk Retention Rules (including, potentially, in existing CLOs in the event of a refinancing, repricing, additional issuance, or as to which certain other material events occur after such effective date) that would otherwise be available for other uses. While the impact of the Risk Retention Rules on us, the loan securitization market and the leveraged loan market generally are uncertain, the Risk Retention Rules may have an adverse effect on our business.

In addition, we regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the 1940 Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected.

Lastly, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment products and are not designed to protect our common stockholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.

European legal investment considerations and retention requirements could adversely affect us.

Although we do not currently do so, we may in the future invest in or manage CLOs and other investment products in Europe, in which case we may become subject to risks related to the extensive regulation of such businesses within the European Union, and the possibility of further increased regulatory focus. Further, sales of US CLOs to European investors are generally subject to EU risk retention requirements.

On January 1, 2014, Regulation (EU) No 575/2013 (the "Capital Requirements Regulation" or the "CRR") on prudential requirements for credit institutions and investment firms became effective. Articles 404-410 (inclusive) ("Articles 404-410") of the CRR apply to new securitizations issued on or after January 1, 2011 and replace, and with certain amendments, re-enact what was previously Article 122a of European Union Directive 2006/48/EC. Articles 404-410 apply to credit institutions and investment firms established in a Member State of the European Economic Area ("EEA") and consolidated group affiliates thereof (including those that are based in the United States) (each an “Affected CRR Investor”) that invest in or have an exposure to credit risk in securitizations. Articles 404-410 of the CRR impose a severe capital charge on a securitization position acquired by an EEA-regulated institution unless, among other conditions, (a) the originator, sponsor or original lender for the securitization has explicitly disclosed that it will retain, on an ongoing basis, a material net economic interest of not less than 5% in respect of certain specified credit risk tranches or asset exposures, and (b) the acquiring institution is able to demonstrate that it has undertaken certain due diligence in respect of its securitization position and the underlying exposures and that procedures are established for such activities to be monitored on an on-going basis. For purposes of Articles 404-410, an EEA-regulated institution may be subject to the capital requirements as a result of activities of its overseas affiliates, including those that are based in the United States. The absence of a commitment by an originator, sponsor or original lender to retain, or commit to retain, a 5% net economic interest in a CLO that we manage, in accordance with Articles 404-410, would be expected to deter Affected CRR Investors from investing in such CLOs.

On June 13, 2014, Delegated Regulation (EU) No. 625/2014 of March 13, 2013 supplementing the CRR (the "Final RTS") was published in the Official Journal of the European Union. The Final RTS provides greater detail on the interpretation and implementation of Articles 404-410 of the CRR and came into force on July 3, 2014.

On July 22, 2013, EU Directive 2011/61/EU on Alternative Investment Fund Managers ("AIFMD") became effective. Article 17 of the AIFMD ("Article 17") required the EU Commission to adopt level 2 measures similar to those in Articles 404-410, permitting EEA managers of alternative investment funds ("AIFMs") to invest in securitizations on behalf of the alternative investment funds ("AIFs") they manage only if the originator, sponsor or original lender has explicitly disclosed that it will retain on an ongoing basis, a material net economic interest of not less than 5% in respect of certain specified credit risk tranches or asset exposures and also to undertake certain due diligence requirements. Commission Delegated Regulation 231/2013 (the "AIFMD Level 2 Regulation") included those level 2 measures. Although the requirements in the AIFMD Level 2 Regulation are similar to those which apply under Articles 404-410, they are not identical. In particular, the AIFMD Level 2 Regulation requires AIFMs to ensure that the sponsor or originator of a securitization meets certain underwriting and originating criteria in granting credit, and imposes more extensive due diligence requirements on AIFMs investing in securitizations than are imposed on institutions under Articles 404-410. Furthermore, AIFMs who discover after the assumption of a securitization exposure that the retained interest does not meet the requirements, or subsequently falls below 5% of the economic risk, are required to take such corrective action as is in the best interests of investors. It is unclear how this last requirement is expected to be addressed by AIFMs should those circumstances arise. The requirements of the AIFMD Level 2 Regulation apply to new securitizations issued on or after January 1, 2011.

In addition, the AIFMD provides that AIFs must have a designated AIFM with responsibility for portfolio and risk management. Although the portfolio and risk management provisions of the AIFMD apply only to EEA AIFMs when managing any AIF, the disclosure and transparency requirements of the AIFMD will apply to any non-EEA AIFs which are to be marketed in the EEA after July 22, 2013 (subject to any applicable transitional period for AIFs which commenced marketing prior to July 22, 2013 and subject to the implementation of the AIFMD under national law). The Financial Conduct Authority (the "FCA") has issued a policy statement in relation to the implementation of AIFMD in the United Kingdom, which in effect confirms that the FCA regards any issue of debt securities which does not constitute a "collective investment scheme" (within the meaning of section 235 of the Financial Services and Markets Act 2000) as similarly falling outside the scope of the AIFMD. However, in providing such guidance, the FCA referred to the possibility that the European Securities and Markets Authority ("ESMA") will, in due course, provide guidance on the meaning of a "securitisation special purpose entity" under the AIFMD. ESMA has not yet given any formal guidance on the application of this exemption. If the AIFMD were to apply to issuers of CLOs as a non-EEA AIF and an issuer engaged in any marketing in the EEA, such issuer would be subject to the disclosure and transparency requirements of the AIFMD, which require, among other things, that investors in the European Union receive initial and periodic disclosures concerning any AIF which is marketed to them; that annual financial reports of the AIF must be prepared in compliance with the AIFMD and made available to investors; that periodic reports relating to the AIF must be filed with the competent regulatory authority in each EU member state in which the fund has been marketed. All or any of these regulatory requirements may adversely affect our ability to achieve our investment objectives with respect to CLOs, and may result in additional costs and expenses to the CLOs that we manage. In addition, it is unclear whether or not a particular issuer would be able to comply with such disclosure requirements. It is also unclear what position will be taken by regulators in other EEA Member States in their interpretation and implementation of the AIFMD.

Requirements similar to the retention requirement in Articles 404-410 and the AIFMD also apply to investments in securitizations by insurance and reinsurance undertakings (following the entry into force of Delegated Regulation (EU) No 2015/35 of 10 October 2014 supplementing the Solvency II Directive (2009/138/EC) ("Solvency II") on January 18, 2015 (such delegated regulation being the "Solvency II Level 2 Regulation")) and (once the level 2 measures are adopted under Article 50a (as inserted by Article 63 of the AIFMD) of Directive 2009/65/EC on Undertakings for Collective Investment in Transferable Securities (the "UCITS Directive")) will also apply to investments in securitizations by funds requiring authorization under the UCITS Directive (such requirements, together with the retention requirements set out in all or any of Articles 404-410, the CRR, Article 17, the AIFMD, the AIFMD Level 2 Regulation, the Final RTS, any further technical standards, any similar or successor laws, any guidelines or other materials published by the EBA in relation thereto and any delegated regulations of the European Commission (in each case including any amendments thereto), being each an "Applicable Regulation" and all of such investors (including, for the avoidance of doubt, AIFMs as referred to above and investors party to liquidity or credit support arrangements provided by a financial institution which is subject to any Applicable Regulation), each an "Affected Investor").

On September 30, 2015, the European Commission published a draft regulation (the "Draft Regulation") intended to, among other things, consolidate and modify the risk retention provisions of the Applicable Regulations. The Draft Regulation will apply to securitizations issued after its entry into force (subject to certain grandfathering exceptions) and among other things applies the revised risk retention rules to originators, sponsors and original lenders as well as investors in securitizations.

Although many aspects of all of these requirements remain unclear, Articles 404-410 and any other changes to the regulation or regulatory treatment of CLOs for some or all Affected Investors may negatively impact the regulatory position of individual holders of notes of CLOs and the implementation of these regulatory requirements would be expected to deter Affected Investors from investing in CLOs which could have an adverse impact on the CLOs managed by us.

Actions by U.S. and foreign governments, central banks and other governmental and regulatory bodies attempting to stabilize and strengthen the financial market or their increased focus on the regulation of our industry could have an adverse impact on our business.

In recent years, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken a number of steps to attempt to stabilize and strengthen the U.S. and global financial markets and economies. In particular, in the U.S., these efforts have included direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Troubled Asset Relief Program in 2008 and the Emergency Economic Stabilization Act of 2008. In addition, the Dodd-Frank Act imposes new regulations and significant investment restrictions and capital requirements on banking entities and other organizations that are significant to the U.S. financial markets and could increase our costs of operating as a public company. Furthermore, many key aspects of the Dodd-Frank Act will continue to be established by various regulatory bodies and other groups over the next several years. We are not able to predict the impact on our business, results of operations and financial condition of these efforts by U.S. and foreign governments, central banks or other governmental and regulatory bodies or the impact of future regulation of our industry.

Foreign corporate entities in which we have invested could be subject to federal income tax at the entity level, which would greatly reduce the amounts those entities would have available to distribute to us.

From time to time, we invest in investment products managed by the Advisers for our own account. Those investments typically are in the form of interests in our investment vehicles that are structured as offshore entities. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We expect that our foreign corporate investments will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS successfully challenged the qualification of our foreign corporate investment for the exemption from federal income tax described above, that could greatly reduce the amount that our foreign corporate entities would have available to pay to their creditors and to distribute to us.

The Advisers' incentive-based revenue may increase the volatility of our cash flows, which could adversely affect our financial performance.

Historically, a portion of our revenues have been derived from incentive-based revenue on the various investment products that our Advisers manage. Incentive-based revenue is generally based on the returns generated for certain investors in the investment product. With respect to certain Funds (including CLOs), the Advisers are entitled to incentive-based revenue only if the returns on the related portfolios exceed agreed-upon return targets. Incentive-based revenue, if any, may vary from period to period as a result of volatility in investment returns, causing the Advisers' cash flows to be more volatile than if they did not manage assets on an incentive-based revenue basis. Adverse credit and capital markets conditions could significantly increase the volatility of the investment products managed by the Advisers and decrease the likelihood that they will earn incentive-based revenue. Also, alternative asset managers typically derive a greater portion of their revenues from incentive-based revenue than traditional asset managers, thus increasing the potential volatility in the Advisers' cash flows. The volatility in the Advisers' cash flows and decreases in incentive-based revenue could harm our financial performance.

We derive much of our revenues from investment management agreements that may be terminated on short notice.

We derive a substantial portion of our revenues from investment management agreements that may be terminated on short notice. The “non-call” periods on a significant portion of the CLOs that we manage have elapsed, enabling investors to “call” (i.e., initiate liquidation of) such CLOs on relatively short notice. If a CLO is liquidated, we will cease to earn management fees in respect of such CLO. In addition, with respect to the Advisers' agreements with certain of the funds they manage, an Adviser can be removed without cause by investors that hold a specified amount of the interests issued by the applicable fund.

Additionally, the Advisers' agreements with CLOs allow investors that hold a specified amount of securities issued by the CLO to remove the Adviser for "cause," which typically includes an Adviser's violation of the management agreement or the related indenture; an Adviser's breach of its representations and warranties under the agreement; an Adviser's bankruptcy or insolvency; fraud or the commitment of a criminal offense by an Adviser or its employees; the failure of certain of the CLOs' performance tests; and willful misconduct, bad faith or gross negligence by the Adviser. These "cause" provisions may be triggered from time to time, and as a result, investors could elect to remove the relevant Adviser as the investment manager of such fund. The termination of an Adviser's investment management agreements would adversely affect our financial performance.

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

Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause the decline in, and deferral of investment advisory income and the reduction of, AUM.

Under the collateral management agreements between the Advisers and the CLOs they manage, payment of an Adviser's management fees is generally subject to a "waterfall" structure. Pursuant to these "waterfalls," all or a portion of an Adviser's fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred.

Deferrals could occur if the issuers of the collateral underlying the CLOs default on or defer payments of principal or interest relating to such collateral. In the past, due to high levels of defaults and delinquencies on the assets underlying certain of the CLOs managed by the Advisers, we have both experienced declines in and deferrals of management fees with respect to such CLOs.

Further, during such periods and pursuant to the waterfalls, the CLOs may be required to repay certain of these liabilities, which repayment would permanently reduce our AUM pursuant to which we can recoup deferred subordinated fees. If similar levels of defaults and delinquencies occur in the future, the Advisers could experience additional declines in, and deferrals of, their management fees.

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

Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, these assets are required to be carried at their market values for purposes of the over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying certain CLOs, the management contracts for which were purchased by the Company during the financial crisis, some CLOs had breached their over-collateralization tests at the date of purchase, and the Advisers have therefore experienced, and may again in the future experience, declines in and deferrals of their management fees with respect to such CLOs which could have a material and adverse effect on us.

The Advisers could lose management income or AUM from the CLOs they manage as a result of the triggering of certain structural protections built into such CLOs.

The CLOs managed by the Advisers generally contain structural provisions including, but not limited to, over-collateralization tests that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, non-compliance with these structural provisions can lead to events of default under the indenture governing a CLO followed by the acceleration of the CLO's obligation to repay the notes issued by the CLO and, ultimately, liquidation of the underlying collateral.

In the event of a liquidation of the collateral underlying a CLO, the relevant Adviser will lose AUM and therefore management fees, which could have a material and adverse effect on us. For example, three of the CDOs of asset backed securities that DCM manages have triggered events of default primarily resulting from downgrades of their underlying collateral. The notes issued by these CDOs have been accelerated. However, pursuant to the indentures governing these CDOs, the CDOs will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued management fees and certain administrative expenses or the holders of a supermajority (or, in the case of one of the CDOs that has triggered an event of default but not an acceleration of notes, a majority) of the notes direct the liquidation.

An Adviser's failure to comply with investment guidelines set by its clients or the provisions of the management agreements and other agreements to which it is a party could result in damage awards against such Adviser and a loss of AUM, either of which could have a material adverse effect on us.

As an investment adviser, each Adviser has a fiduciary duty to its clients. When clients retain an Adviser to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that such Adviser is required to observe in the management of its portfolios. In addition, such Adviser is required to comply with the obligations set forth in the management agreements and other agreements to which it is a party. Although each Adviser utilizes procedures, processes and the services of experienced professionals to assist it in adhering to these guidelines and agreements, there can be no assurance that such precautions will protect us from potential liabilities. An Adviser's failure to comply with these guidelines or the terms of these agreements could have a material adverse effect on us.

We could incur losses due to trading errors by the Advisers or misconduct by employees.

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

The Advisers' CLO management services are marketed by institutions that act as selling or placement agents for CLOs. The potential investor base for CLOs is limited, and the Advisers' ability to access investors is highly dependent on access to these selling and placement agents. These channels may not be accessible to the Advisers in the future, which could have a material and adverse effect on the Advisers' ability to launch new CLOs. In addition, the Advisers' existing relationships with third-party distributors and access to new distributors could be adversely impacted by recent consolidation in the financial services industry, which could result in increased distribution costs, a reduction in the number of third parties selling or placing the Advisers' CLOs or increased competition to access third-party distribution channels.

Our Funds are subject to various conflicts of interest involving the Advisers, our investment professionals and our other affiliates.

Various potential and actual conflicts of interest may arise from the overall investment activities of the Advisers, our investment professionals and our other affiliates. The following briefly summarizes some of these conflicts but is not intended to be an exhaustive list of all possible conflicts.

The Advisers currently manage, and expect in the future to continue to manage, multiple funds and private accounts with similar or identical investment objectives and policies, including Funds that may be sponsored by us or our affiliates. In addition, because such Funds invest principally in loans which are generally subject to early prepayment, such Funds and other accounts may during the applicable reinvestment period have significant amounts of cash that the Advisers will be seeking to invest in the same securities or other assets in which more than one of our other Funds or advisory clients may invest. If purchases or sales of any securities or other assets for the Funds or advisory clients for which the Advisers or their personnel and affiliates act as investment manager arise for consideration at or about the same time, transactions in such securities or other assets will be made for the respective Funds and advisory clients in a manner that the personnel of such Adviser deem appropriate, taking into account any fiduciary duties and the contractual obligations to such other Funds or advisory clients, given the investment objectives, liquidity, diversification and other limitations of the applicable Funds and advisory clients. To the extent the transactions on behalf of more than one client of the Adviser or its affiliates during the same period may increase the demand for securities being purchased or the supply of securities being sold, there may be an adverse effect on price. Further, an Adviser or its affiliates may own equity or other securities of issuers of or obligors on collateral obligations of a Fund or other collateral and may have provided and may provide in the future, advisory and other services to issuers of such collateral.

The existence of any real or perceived conflicts of interest could have an adverse effect on our reputation or result in litigation, which may negatively impact future fundraising and business growth, and could adversely impact our results of operations and financial condition.

The Advisers or our other affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

The Advisers’ investment professionals, investment committees or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest. In the event that material non-public information is obtained with respect to such companies, or we became subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and, consequently, the interests of the common limited partner. Any such restrictions could adversely impact our results of operations and financial condition.

We may invest in the subordinated and mezzanine notes of CLOs, and such investments involve various risks, including that CLO subordinated notes receive distributions from the CLO only if the CLO generates enough income to first pay the holders of its debt securities and its expenses.

Our assets include investments in subordinated and mezzanine notes of certain CLOs we manage, and we may buy subordinated and mezzanine notes of, or other interests in, other CLOs managed by third parties. The subordinated notes are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the senior and mezzanine notes and its expenses. However, there will be little or no income available to the CLO subordinated notes if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. In that event, the value of our investment in the CLO's subordinated notes could decrease substantially. In addition, the subordinated notes of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO's assets, their value will generally fluctuate more than the values of the underlying collateral. We are required to consolidate certain CLOs we manage, however, we have no right to the benefits from, nor do we bear the risk associated with, the assets held by such CLOs, beyond our minimal direct investments and beneficial interests in, and management fees and potential incentive-based revenue generated therefrom.

Our incentive-based revenue structure may incentivize us to pursue speculative investments, use leverage when it may be unwise to do so, or refrain from de-levering when it would otherwise be appropriate to do so.

Our success depends on our ability to earn management fees from the investment products we manage for third-party investors in investment vehicles. Such fees generally consist of payments based on the amount of assets in the investment product (known as management fees and/or advisory fees) and, in certain cases, on the returns generated for certain investors in the investment product (incentive-based revenue). The incentive-based revenue that we earn may create an incentive for us to pursue investments on behalf of third-party investors that are riskier or more speculative than would be the case in the absence of such compensation arrangement. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. This may encourage us to use leverage within our investment vehicles to increase the return on the investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default by the investment vehicles, which would impair the value of the investments in such vehicles and adversely affect our AUM as well as our management fees and incentive-based revenue.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions we may expose ourselves to risks associated with such transactions. Such hedging may utilize instruments such as forward contract currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We may also enter into “market-value” hedges which seek to mitigate market risk related to potential declines in the value of our Funds’ loan portfolios by establishing positions in inversely correlated market, sector or industry indices. Use of these hedging instruments may include counter-party credit risk.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate, interest rate or market fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to effectively hedge against unpredictable movements in currencies, interest rates and the markets in which we generally operate. For example, the cost of a hedging instrument intended to mitigate against a more narrow range of movement in interest rates will generally be less than that of an instrument designed to mitigate against a larger movement. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate, interest rate and market risks, unanticipated changes in currency exchange rates or interest rates and unanticipated market movements may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. It also may not be possible to fully or perfectly hedge against market-driven losses in our Funds’ loan portfolios, as the indices in which we establish market-value hedges are not perfectly correlated with the performance of the portfolios. Our ability to engage in hedging transactions may also be limited by rules adopted by the U.S. Commodity Futures Trading Commission or equivalent bodies in other jurisdictions.

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

We have agreed pursuant to our Third Amended and Restated Stockholders Agreement to utilize these exemptions. As a result, our Board does not have a majority of independent directors, and its nominating and corporate governance committee and compensation committee do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements under the NASDAQ rules.

The Proposed PTP Conversion may not be completed, which may harm our business.

Although the Board has approved a reorganization plan (the “Proposed PTP Conversion”) to convert CIFC’s top-level form of organization from a corporation to a limited liability company that would be taxed as a partnership for U.S. federal income tax purposes, the completion of the merger (the “PTP Merger”) and the Proposed PTP Conversion is subject to a number of conditions, and there is no assurance that all of the conditions to closing will be met and that the PTP Merger or the Proposed PTP Conversion will be completed. In addition, we reserve the right to defer or abandon the PTP Merger or the Proposed PTP Conversion at any time and for any reason, even if stockholders of CIFC vote to approve the Proposed PTP Conversion and the other conditions to the completion of the Proposed PTP Conversion are satisfied or waived.

While we will continue our operations if the Proposed PTP Conversion is not completed for any reason, our business may be harmed in a number of ways, including an adverse reaction from investors and potential investors, which may reduce future debt or equity financing opportunities and the fact that our costs related to the Proposed PTP Conversion, including legal and accounting fees, have been, and must continue to be, paid even if the Proposed PTP Conversion is not completed.

We are a smaller reporting company and the reduced reporting requirements available to smaller reporting companies may make our securities less attractive to investors.

We are a “smaller reporting company”, as defined in the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding historical financial statements, reduced executive compensation disclosure requirements in  our periodic reports, registration statements, and proxy statements and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. We will remain a smaller reporting company until the beginning of a year in which we would have a public float of $75 million held by non-affiliates as of the last business day of the second quarter of the prior year.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The number and average price of shares of common stock repurchased during the three months ended September 30, 2015 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - July 31, 2015	—	—	—	$5,346,783
August 1 - August 31, 2015	6,034	7.04	6,034	$5,304,101
September 1 - September 30, 2015	25,692	7.06	25,692	$5,121,889
Total	31,726	$7.06	31,726

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
On November 11, 2015, in connection with its previously announced reorganization plan to convert its top-level form of organization from a corporation to a limited liability company that would be taxed as a partnership for U.S. federal income tax purposes, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, CIFC LLC, a Delaware limited liability company (“CIFC LLC”) and CIFC Merger Corp., a Delaware corporation (“CIFC Merger Corp.”).  Pursuant to the Merger Agreement, CIFC Merger Corp. will merge with and into the Company, with the Company surviving the merger as a subsidiary of CIFC LLC.  In the merger, each share of common stock of the Company issued and outstanding immediately prior to the merger will be converted into the right to receive one common share representing a limited liability company interest in CIFC LLC.
 The Merger Agreement is attached to this Quarterly Report as Exhibit 2.1 and is incorporated herein by reference.

Item 6.    Exhibits

Ex. No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of November 11, 2015, among the Company, CIFC LLC and CIFC Merger Corp.
10.1
First Amendment to Amended and Restated Warrant to Purchase Common Stock of CIFC Corp., Dated September 24, 2015 (Incorporated by reference to the Company’s' Current Report on Form 8-K Filed with the SEC on September 24, 2015).

10.2
Purchase Agreement, dated as of October 28, 2015, by and among CIFC Corp., the Guarantors named therein and Sandler O’Neill + Partners, L.P. (Incorporated by reference to the Company’s' Current Report on Form 8-K Filed with the SEC on October 29, 2015).

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

101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) the Condensed Consolidated Statements of Equity (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

Explanatory Notes:
_________________________________________________________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC CORP.
(Registrant)

Date:	November 16, 2015	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	November 16, 2015	By:	/s/ OLIVER E. WRIEDT
Oliver E. Wriedt, Co-President
(Principal Executive Officer)

Date:	November 16, 2015	By:	/s/ RAHUL N. AGARWAL
Rahul N. Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)